Form 10-K
period 2010-12-31
Kallisto Ventures, Inc.
filed 2011-01-28
CIK 1491830

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-K

                                  (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                       Commission File Number 000-54127


                            KALLISTO VENTURES, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 To be applied for
   ----------------------------              ---------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)


               2000 Hamilton Street, #943, Philadelphia, PA 19130
    c/o William Tay, P.O. Box 42198, Philadelphia, PA 19101 (mailing address)
            -------------------------------------------------------
                   (Address of principal executive offices)


                                (215) 405-8018
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


            -------------------------------------------------------


        Securities registered under Section 12(b) of the Exchange Act:

                                     None.


        Securities registered under Section 12(g) of the Exchange Act:


                   Common Stock, $0.0001 par value per share
             -------------------------------------------------------
                               (Title of Class)


Check whether the registrant is a well-known seasoned issuer, as defined in
Rule 405 of the Securities Act.  Yes [ ]   No [X]

Check whether the registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K ({section}229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer [ ]    Accelerated Filer         [ ]

    Non-accelerated Filer   [ ]    Smaller Reporting Company [ ]

(Do not check if smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2010, there were no non-affiliate holders of common stock of the Company.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 28, 2011, there were 31,390,000 shares of common stock, par value $.0001, outstanding.


                          FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Kallisto Ventures, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(a) Business Development

     Kallisto Ventures, Inc. ("we", "us", "our", or the "Company") was incorporated in the State of Delaware on August 12, 2010. Since inception, which was August 12, 2010, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. As of the most recent audited period, the Company has generated no revenues or earnings from operations, possess no significant assets or financial resources and has no cash on hand. The Independent Auditor's Report to the Company's financial statements for the period ended December 31, 2010, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about the Company's ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations;
(iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The Company selected December 31 as its fiscal year end.

(b) Business of Issuer

     The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

     The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or "quoted" on a quotation system, including the OTC Bulletin Board, such company must be 1934 Exchange Act fully reporting company. 60 days after the initial filing of its Form 10 registration statement on November 22, 2010, we will become a registered and fully reporting company with the SEC. After the consummation of a business combination with an operating company, the surviving company arising from the transaction between the Company and a private operating company will become a reporting company. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public, purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues. Within four (4) days after the consummation of the business combination transaction between a target operating company and the Company, the surviving company will need to file an extensive Form 8-K in connection with the transaction including Form 10 information of the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company. Therefore, the Company believes that it would be attractive to a number of private operating companies seeking to become public although it does not provide such private companies with a public shareholder base and the private companies may acquire a reporting obligation similar to the Company, by filing their own Form 10 which would include similar information to the aforementioned "extensive Form 8-K."

     To date, the Company's efforts have been limited to organizational activities. The Company has no capital and will depend on its sole officer and director, Mr. William Tay, to provide the Company with the necessary funds to implement its business plan. The Company has not entered into any written agreements with Mr. Tay for additional funding and relies upon his oral promise to provide the Company with funding based upon the Company's necessity. In the event that Mr. Tay fails to provide the additional funding for the Company's business operations, the Company will not be able to meet its SEC reporting obligations and will not be able to attract a private company with which to combine. Further, the Company has no funding alternatives to date.

     The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition or merger.

     The Company intends to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.

    The analysis of new business opportunities will be undertaken by or under the supervision of William Tay, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Tay and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company's ability to identify and consummate a successful business combination.

     As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Company will consider the following kinds of factors when analyzing potential acquisition targets:

    (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

    (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

    (c) Strength and diversity of management, either in place or scheduled for recruitment;

    (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

    (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

    (f)  The extent to which the business opportunity can be advanced;

    (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

    (h)  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, our sole officer and director, William Tay, will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. Our sole officer and director, William Tay, is currently the officer and director of other blank check/shell companies, as follows: Acantha Acquisition Corp., Cepheus Acquisition Corp., Daedalus Ventures, Inc. and Neptunus Ventures, Inc. Initial merger or acquisition targets will be allocated to Acantha Acquisition Corp. Subsequent acquisition targets will be allocated to Cepheus Acquisition Corp., and so forth. In the event that multiple acquisition targets are identified, we intend to give priority to Acantha Acquisition Corp., and Cepheus Acquisition Corp., over other blank check companies that Mr. Tay is currently a shareholder of. As described in the Risk Factors herein under Item 1A, there may be inherent conflicts of interest between entities in which Mr. Tay is involved. A conflict of interest may arise due to our sole officer and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as the Company.

     For additional risk disclosure regarding conflicts of interest, please see the first risk factor on pages 6 and 7 of the risk factor section of this annual report on Form 10-K.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

     In addition, depending upon the transaction, the Company's present stockholder may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholder by an acquisition.

     The present stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company's directors (consisting solely of Mr. Tay at the present) may resign and one or more new directors may be appointed without any vote by stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of William Tay, our sole officer and director, without any vote or approval by our shareholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, our sole officer and director, William Tay, will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $10,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees apart from our management, which consist of one person, our sole officer and director, Mr. William Tay. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

     (1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

     (3) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS.

     Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

AN INVESTMENT IN US IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

     An investment in us is speculative and involves an extremely high degree of risk. We currently have not identified a suitable business combination and we can make no assurance that we will ever locate a suitable acquisition.

OUR SOLE OFFICER AND DIRECTOR WILL ALLOCATE HIS TIME TO OTHER BUSINESS, THEREBY CAUSING CONFLICTS OF INTERESTS IN HIS DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

     Our sole officer and director is engaged in outside business activities, which may result in a conflict of interest in allocating his time between our operations and his other business activities. We do not intend to have any full time employees prior to the consummation of a business combination. If our sole officer and director's other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. Moreover, Mr. Tay is also the sole officer and director of 4 other blank check companies with identical structure and business purpose as ours. As a result, Mr. Tay will probably only be able to devote time to an acquisition for one of the 5 companies at any one time.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We are in the development stage and have not yet generated any revenues or earnings from operations, possess no significant assets or financial resources and have no cash on hand. As reflected in our audited financial statement for the year ended December 31, 2010, we generated a net loss of $3,139 for the period from August 12, 2010 (inception) to December 31, 2010. In addition, we also had a working capital deficit at December 31, 2010. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

OUR SOLE OFFICER AND DIRECTOR IS NOT A PROFESSIONAL BUSINESS ANALYST AND IN ALL LIKELIHOOD WILL NOT BE EXPERIENCED IN MATTERS RELATING TO THE TARGET BUSINESS OPPORTUNITY.

     The analysis of new business opportunities will be undertaken by or under the supervision of William Tay, our sole officer and director, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Tay and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact our ability to identify and consummate a successful business combination.

THERE MAY BE A CONFLICT OF INTEREST BETWEEN US AND OTHER BLANK CHECK SHELL COMPANIES OWNED AND MANAGED BY OUR SOLE OFFICER AND DIRECTOR.

     Our sole officer and director, William Tay, currently serves as an officer and director of other blank check shell companies. Some of these companies with which Mr. Tay is affiliated may be in direct competition with us for the acquisition of available business opportunities. This poses a potential conflict of interest for our sole officer and director. Neither we nor the other shell companies with which our sole officer and director is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the companies may not be resolved in our favor. In the event that such a conflict arises, Mr. Tay will work to address the conflict in a manner that does not have a negative impact on us or our shareholders. Additionally, Mr. Tay will devote a limited amount of his time to our affairs. There will be occasions when the time requirement of our company's business conflict with the demands of Mr. Tay's other business and investment activities.

     In addition, our sole officer and director, Mr. Tay, has an inherent conflict of interest in that he is also the sole officer and director of Acantha Acquisition Corp., Cepheus Acquisition Corp., Daedalus Ventures, Inc. and Neptunus Ventures, Inc., which are all blank check companies which will compete with us for potential acquisition candidates. Initial merger or acquisition targets will be allocated to Acantha Acquisition Corp. Subsequent acquisition targets will be allocated to Cepheus Acquisition Corp., and so forth. In the event that multiple acquisition targets are identified, Mr. Tay intends to give priority to Acantha Acquisition Corp., and Cepheus Acquisition Corp., over other blank check companies that he is currently a shareholder of. In light of Mr. Tay's policy for allocating merger or acquisition in the order of priority described above, Mr. Tay's other blank check companies, such as Daedalus Ventures, Inc. and Kallisto Ventures, Inc., may have to wait a longer period of time to be presented with a business opportunity than if Mr. Tay had only one blank check company at a time. Moreover, Mr. Tay may also elect, in the future, to form one or more additional blank check companies with a business plan similar or identical to ours. Any such additional shell companies would also be in direct competition with us for available business opportunities. Mr. Tay has complete discretion to decide to present a potential acquisition to us or any of these other blank check companies that he is currently a shareholder of.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE EFFECTUATE A TRANSACTION.

     As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT AND AS A NON-TRADING COMPANY WE ARE A COMPETITIVE DISADVANTAGE TO SOME OF OUR COMPETITORS AND MAY REDUCE THE LIKELIHOOD OF US CONSUMMATING A DEAL.

     We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination.

WE ARE A DEVELOPMENT STAGE COMPANY, AND OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

     We were incorporated in August 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management (consisting solely of Mr. Tay at the present) of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A TRANSACTION THAT WILL BENEFIT OUR SHAREHOLDERS.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management (consisting solely of Mr. Tay at the present) has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

    While seeking a business combination, management anticipates devoting approximately five (5) hours per week to our affairs. Our sole officer and director, Mr. William Tay, believes that communicating with professionals in the industry approximately five (5) hours per week will be sufficient to locate a suitable acquisition candidate. Mr. Tay has not entered into written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs, estimated to be approximately $10,000, that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited financial statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

     Although we will be subject to the reporting requirements under the Exchange Act, management (consisting solely of Mr. Tay at the present) believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

     If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

     Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

     Please note that shareholders of our common stock may not rely on Rule 144 of the Securities Act of 1933 and must register any re-sales of your common stock under the Securities Act of 1933.

     Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THERE ARE ISSUES IMPACTING LIQUIDITY OF OUR SECURITIES WITH RESPECT TO THE FACT THAT WE WILL NEED TO FILE A RESALE REGISTRATION STATEMENT TO CREATE LIQUIDITY IN OUR COMMON STOCK.

     Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. We estimate the cost of filing such registration statement and compliance cost to be approximately $15,000.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND IF WE DO NOT PAY DIVIDENDS IN THE FUTURE THEN OUR SHAREHOLDERS CAN ONLY BENEFIT FROM THEIR SHARES BY SELLING SUCH STOCK EITHER IN THE PUBLIC MARKET PLACE OR IN A PRIVATE TRANSACTION.

     We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

     We are a development stage company and have had no revenue from operations since our inception in August 2010. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE US TO REPURCHASE THEIR SHARES OF COMMON STOCK.

     In order to provide an interest in us to a third party, our sole stockholder may choose to cause us to sell our securities to one or more third parties, with the proceeds of such sale(s) being utilized by us to repurchase shares of common stock held by them. As a result of such transaction(s), our management, principal stockholder(s) and Board of Directors may change.

WE HAVE CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

     We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management (consisting solely of Mr. Tay at the present) has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

OUR SHARES MAY BE SUBJECT TO THE "PENNY STOCK" RULES, FOLLOWING SUCH A REVERSE MERGER TRANSACTION WHICH MIGHT SUBJECT YOU TO RESTRICTIONS ON MARKETABILITY AND MAY NOT BE ABLE TO SELL YOUR SHARES

     If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

     Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE AND THEREFORE IT IS POSSIBLE THAT OUR STOCKHOLDERS WILL NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT IN OUR STOCK AND WE MAY NOT HAVE ACCESS TO CAPITAL AVAILABLE TO COMPANIES TRADING ON THESE EXCHANGES.

     Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX). However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. However, there can be no assurance that we will be eligible to trade on the OTC Bulletin Board after a business combination. In addition, we will need a market-maker for quotation on the OTC Bulletin Board and there is no assurance that a market-maker will be obtained, or that an active market may develop for our common stock even if we are listed on the OTC Bulletin Board. Additionally, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

OUR AUTHORIZATION OF BLANK CHECK PREFERRED STOCK COULD BE USED TO DISCOURAGE A TAKE-OVER TRANSACTION INVOLVING AN ACTUAL OR POTENTIAL CHANGE IN CONTROL OF US OR OUR MANAGEMENT.

     Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

DUE TO THE CONTROL BY MANAGEMENT OF THE 100% OF ISSUED AND OUTSTANDING COMMON STOCK OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE NO POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

     Management (consisting solely of William Tay at present) currently controls and votes 100% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

           * Election of the Board of Directors;

           * Removal of directors;

           * Amendment to the our certificate of incorporation or bylaws; and

           * Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

     These stockholders will thus have substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

CURRENT ECONOMIC CONDITIONS MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION AND OBTAINING FUNDING.

     Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

     We have no operating history, no revenue and lack profitable operations. We will, in all likelihood, sustain expenses and costs related to accounting, the filing of Exchange Act reports and consummating a business combination without corresponding revenues, at least until the consummation of a business combination. This lack of operations and revenues may result in us incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us.

     Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital, in the equity markets, until shares of our common stock are registered pursuant to, or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources.

WE MAY INCUR ADDITIONAL COSTS OF BEING A PUBLIC COMPANY DUE TO THE DIFFICULTIES OF ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING WITH NO FULL TIME OR PART-TIME EMPLOYEES, THE EXPENSES OF BEING A REPORTING COMPANY PURSUANT TO THE EXCHANGE ACT OF 1934 AND THE LIABILITY PROVISIONS OF THE EXCHANGE ACT OF 1934.

     The Company is a development stage company, with no operations and no revenues from operations. We may never realize any revenues unless and until we successfully merge with or acquire an operating business.

     Because the Company has no operations and no revenues from operations, the Company has not established sufficient internal controls over financial reporting; therefore these costs are estimated to be zero as we do not currently plan to implement a robust control initiative given our lack of positive cash flow from operations and inherent lack of segregation of duties. If the Company were to attempt to mediate some of our segregation of duties issues and achieve effective internal controls we currently do not have adequate funding to implement such an initiative and therefore do not plan to implement this initiative.

     The expenses of periodic reporting requirements, such as audits and reviews, are estimated at $5,000.00 annually. If necessary, the Company will consider various options for paying these expenses, including payment from funds in our treasury, if any, but no certain funding for these expenses has been obtained. Among possible funding options the Company may consider, if necessary, are loans or investments in the Company by our current sole stockholder, officer and director, William Tay, or other investors. If necessary, the Company will consider these and other yet to be identified various options for raising funds and paying these expenses. No assurances can be given that the Company will be successful in raising funds, if fundraising becomes necessary.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.      DESCRIPTION OF PROPERTY.

     We neither rent nor own any properties. We utilize the office space and equipment of our sole officer and director, William Tay, at no cost. We estimate such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS.

     Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the fiscal year ended December 31, 2010.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

     There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

COMMON STOCK

     Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). As of January 28, 2011, there was one holder of record of the Common Stock.

PREFERRED STOCK

     Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). The Company has not yet issued any of its Preferred Stock.


DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 12, 2010, the day of the Company's formation, the Company issued an aggregate of 31,390,000 restricted shares of its common stock to Mr. William Tay in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company's business concept and plan valued at $3,000, to a total sum of $3,139, pursuant to the terms and conditions set forth in a certain stock purchase agreement (the "Common Stock Purchase Agreement"). Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares of the Company's common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The Company has not undertaken an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. An executed copy of the Common Stock Purchase Agreement is hereby incorporated by reference to the Company's registration statement on Form 10/A, as filed with the Securities and Exchange Commission on November 19, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6.     SELECTED FINANCIAL DATA.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     We do not currently engage in any business activities that provide cash flow. To date, our efforts have been limited to organizational activities. We have no capital and have not entered into any credit facility agreements or other financing arrangements. As at December 31, 2010, the cash balance in our treasury is $0. We depend on Mr. William Tay, our sole officer and director, to provide us with the necessary funds to implement our business plan for the next 12 months and beyond such time. We intend to reimburse Mr. Tay for any loans he makes to us. We have not entered into any written agreement with Mr. Tay for additional funding and rely upon his oral promise to provide us with funding based upon our necessity. In the event that Mr. Tay fails to provide the additional funding for our business operations, we may have to cease operations. We do not have any other persons or sources that maybe able to help fund our business activities.

     During the next 12 months we anticipate incurring costs related to:

       (i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

      (ii) costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

     We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by William Tay, our sole officer, director and shareholder, or other investors. Mr. Tay has orally agreed to provide us such funds, without interest, provided that he is an officer and director of our company when the obligation is incurred. All advances are interest-free. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Tay, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

     We are in the development stage and have negative working capital, negative stockholders' equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

     We presently have no immediate funds available for any target business due to our financial position. We believe a target business may be interested in a business combination with us because we may help minimize some of the barriers to capital formation that otherwise exist. By merging with us, a target business may be in a better position, either to conduct a future public offering of its securities, or to undertake a private placement with registration rights, than if it were a privately held company. Further, a business combination with us may help minimize the liquidity discounts a target business may otherwise have to take in a future financing because investors will have a higher degree of confidence public information requirement will be satisfied and a public market may exist for their shares.

     We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means.

     Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     Our management (consisting solely of William Tay at present) anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

     We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see the audited financial statements beginning on page 26 in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's sole officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

EVALUATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

     NONE


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers:

Name          Age    Position
----          ---    --------------------------------------------
William Tay    39    President, Secretary, Treasurer and Director

     The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

     William Tay, age 39, acts as President, Secretary, Treasurer and Director for the Company since its formation on August 12, 2010. Mr. Tay is also currently the sole officer and director of Acantha Acquisition Corp., Cepheus Acquisition Corp., Daedalus Ventures, Inc. and Neptunus Ventures, Inc. None of these companies currently conduct any business other than filing, or planning to file, a registration statement with the Securities and Exchange Commission on Form 10. Mr. Tay is a private investor, devoting most of his time managing his own investments in securities and residential real estate investments as well as income producing properties. For the past five years, he is the president and director of TBM Investments, Inc., a company he founded to manage his own investments. Beginning in 1999 through 2005, Mr. Tay held directorships in the following publicly reporting, trading companies: Legend International Holdings, Inc. (OTC-BB: LGDI) from November 2003 to November 2004, Playlogic Entertainment, Inc. (OTC: PLGC) from May 2001 to June 2004, and Global Energy Group, Inc. (OTC: GENG) from October 1999 to August 2001. Prior to that, Mr. Tay was a licensed Series 7 Registered Representative for several broker-dealers in New York. Mr. Tay's background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

     (b)           Significant Employees.

     As of the date hereof, the Company has no significant employees.

     (c)           Family Relationships.

     There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

     (d)           Involvement in Certain Legal Proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     As of the fiscal year ended December 31, 2010, a Form 3 report was not timely filed by William Tay, the Company's sole officer, director and shareholder. However, on January 6, 2011, Mr. Tay filed his Form 5 report, reporting his Form 3 holdings.

CODE OF ETHICS

     We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director, William Tay, serve in these capacities.

NOMINATING COMMITTEE

     We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

     The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.     EXECUTIVE COMPENSATION.

     William Tay, the Company's sole officer and director does not receive any compensation for his services rendered to the Company since inception, has not received such compensation in the past and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intend to devote no more than five (5) hours a week to our affairs. However, Mr. Tay paid certain formation expenses related to the incorporation of the Company and contributed time to such formation and in developing the Company's business concept and plan. The board of directors (consisting solely of Mr. Tay) valued the formation expenses and services at $3,139 and issued 31,390,000 shares of restricted common stock as founder shares to Mr. Tay. To the extent that the formation expenses were less than $3,139, then Mr. Tay is deemed to have received compensation for such difference.

     Mr. Tay will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Tay for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to Mr. Tay will not be a consideration in our decision whether to undertake any proposed transaction.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

     The following table shows for the period ended December 31, 2010, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

                                                SUMMARY COMPENSATION TABLE
              ----------------------------------------------------------------------------------------------------
                                                                Non-Equity
Name                                                            Incentive    Nonqualified      All
and                                           Stock    Option      Plan        Deferred       Other
principal                  Salary    Bonus    Awards   Awards  Compensation  Compensation  Compensation    Total
position      Fiscal Year    ($)      ($)      ($)      ($)      ($)         Earnings ($)      ($)          ($)
------------  -----------  -------  -------  -------  -------  ------------  ------------  ------------  ---------

William Tay   From August
President     12, 2010 to
              December 31,
              2010         $     0       --      --       --             --            --   $ 3,139.00*  $3,139.00

-------------------------------

* On August 12, 2010, we issued a total of 31,390,000 shares of our common stock to Mr. Tay, at par value $0.0001 per share, as compensation for his services rendered in connection with our corporate formation and developing our business concept and plan.

DIRECTOR COMPENSATION

     We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

     We have not entered into any employment agreements with executive officers or other employees to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of January 28, 2011, information regarding the ownership of our common stock by:

       *  Persons who own more than 5% of our common stock

       *  each of our directors and each of our executive officers; and

       *  all directors and executive officers as a group.

     To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending arrangements that may cause a change in control. However, it is anticipated that there will be one or more change of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder's securities or our issuance of additional securities, at or prior to the closing of a business combination.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

                              Amount and Nature of   Percentage
Name and Address              Beneficial Ownership    Of Class
--------------------------    --------------------   ----------

William Tay (1)                   31,390,000           100%
2000 Hamilton Street, #943
Philadelphia, PA 19130

--------------------------
    (1) William Tay serves as President, Secretary, Treasurer and Director of the Company.

     The above table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 31,390,000 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:  NONE.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     We utilize the office space and equipment of William Tay, our sole officer and director, at no cost.

     On August 12, 2010, 31,390,000 shares of common stock were issued to William Tay, our sole officer and director, in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company's business concept and plan valued at $3,000 to a total sum of $3,139.

     William Tay, the Company's sole officer and director, has paid all expenses incurred by the Company, which include only resident agent fees, basic state and local fees and taxes and costs related to filing our Form 10 and Form 10-K with the Securities and Exchange Commission. On a going forward basis, Mr. Tay has verbally committed to taking responsibility for all expenses incurred by the Company through the date of completion of a business transaction described in Item 1 of this Form 10-K. Therefore, the Company will not have any expenses until the consummation of a transaction.

     Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

     We have not:

      * Established our own definition for determining whether our director and nominees for directors are "independent" nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company; nor,

      * Established any committees of the Board of Directors.

     Given the nature of our company, our limited shareholder base and the current composition of our management (consisting solely of Mr. Tay at the present), our Board of Directors does not believe that we require any corporate governance committees at this time. Our Board of Directors takes the position that management of a target business will establish:

      * Its own Board of Directors,

      * Establish its own definition of 'independent" as related to directors and nominees for directors,

      * Establish committees that will be suitable for its operations after the Company consummates a business combination.

     Our sole officer and director, Mr. William Tay, is deemed to be our "promoter" as defined under the federal securities laws.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of GZTY CPA GROUP, LLC ("GZTY") to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements for the fiscal year ended December 31, 2010.

AUDIT FEES

     The firm of GZTY acts as our principal accountant. Our former sole officer and director paid $500 on our behalf to GZTY during the period from August 12, 2010 (inception) to August 31, 2010 for its audit of our financial statements which were included in our Form 10 filed with the Securities and Exchange Commission on September 16, 2010, and as amended on October 26, 2010, November 19, 2010 and December 6, 2010.

AUDIT-RELATED FEES

     There were no fees billed by GZTY for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2010.

TAX FEES

     There were no fees billed by GZTY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010.

ALL OTHER FEES

     There were no fees billed by GZTY for other products and services for the fiscal year ended December 31, 2010.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.


                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) (1) Financial Statements

     Financial statements for Kallisto Ventures, Inc. listed in the Index to Financial Statements and Supplementary Data on page 26 are filed as part of this Annual Report.

     (a) (2) Financial Statement Schedule

     Financial Statement Schedule for Kallisto Ventures, Inc. listed in the Index to financial Statements and Supplementary Data on page 26 are filed as part of this Annual Report.

     (a) (3) See the "Index to Exhibits" set forth below.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.


                                 EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

  3.1* Certificate of Incorporation, as filed with the Secretary of State of Delaware on August 12, 2010.

  3.2*       By-laws of the Company.

  3.3*       Specimen Stock Certificate of the Company.

 10.0** Common Stock Purchase Agreement dated August 12, 2010 entered into between the Company and William Tay.

31.1*** Certification of the Company's Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

32.1*** Certification of the Company's Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes Oxley Act of 2002.

---------------------

* Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on September 23, 2010, and incorporated herein by this reference.

** Filed as an exhibit to the Company's registration statement on Form 10/A (Amendment No. 1), as filed with the Securities and Exchange Commission on November 3, 2010, and incorporated herein by this reference.

*** The Exhibits attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.




                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KALLISTO VENTURES, INC.


Dated: January 28, 2011                  By: /s/  William Tay
                                         ----------------------------------
                                         William Tay
                                         President and Director
                                         Principal Executive Officer
                                         Principal Financial Officer


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Title                                              Date
                    -----                                              ----

/s/ William Tay     President, Secretary, Chief Financial           January 28,
------------------  Officer and Sole Director                          2011
William Tay

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)
                               PHILADELPHIA, PA


                               -----------------

                               FINANCIAL REPORTS
                                      AT
                               DECEMBER 31, 2010

                               -----------------




                        INDEX TO FINANCIAL STATEMENTS:
                        ------------------------------


Statement                                                                Page*
---------                                                                -----

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheet as of December 31, 2010                                     F-2

Statements of Operations for the Period from August 12, 2010
(Date of Inception) to December 31, 2010                                  F-3

Statement of Changes in Stockholders' Equity (Deficit) for the Period
from August 12, 2010 (Date of Inception) to December 31, 2010             F-4

Statements of Cash Flows for the Period from August 12, 2010
(Date of Inception) to December 31, 2010                                  F-5

Notes to Financial Statements                                          F-6-F-8

                              GZTY CPA GROUP, LLC


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors of:
Kallisto Ventures, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Kallisto Ventures, Inc. (the "Company") as of December 31, 2010, and the related statements of operations, stockholders' equity and cash flows for the period from August 12, 2010 (inception) to December 31, 2010. The management of Kallisto Ventures, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kallisto Ventures, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the period from August 12, 2010 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ GZTY CPA GROUP, LLC
---------------------------------
GZTY CPA GROUP, LLC

January 26, 2011
Metuchen, NJ

                           KALLISTO VENTURES, INC.
                        (A Development Stage Company)
                                Balance Sheet

                                                                 As of
                                                              December 31,
                                                                  2010
                                                              ------------
                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 500,000,000
          shares authorized; 31,390,000 shares issued and
          outstanding as of December 31, 2010)                       3,139

         Deficit accumulated during development stage               (3,139)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============


                       See Notes to Financial Statements

                           KALLISTO VENTURES, INC.
                        (A Development Stage Company)
                          Statements of Operations


                                                            August 12, 2010      Cumulative
                                                              (Inception)      Since Inception
                                                                Through              at
                                                              December 31,       December 31,
                                                                  2010              2010
                                                            ---------------    ---------------
    Revenues

        Revenues                                            $            --    $            --
                                                            ---------------    ---------------

    Total Revenues                                                       --                 --

    General & Administrative Expenses

        Organization and related expenses                             3,139              3,139
                                                            ---------------    ---------------

    Total General & Administrative Expenses                           3,139              3,139
                                                            ---------------    ---------------

    Net Loss                                                $        (3,139)   $        (3,139)
                                                            ===============    ===============


    Basic loss per share                                    $         (0.00)
                                                            ===============

    Weighted average number of
      common shares outstanding                                  31,390,000
                                                            ===============



                       See Notes to Financial Statements

                                                     KALLISTO VENTURES, INC.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                    From August 12, 2010 (inception) through December 31, 2010


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

August 12, 2010 (inception)
Shares issued for services at $.0001
per share                                31,390,000      $    3,139         $       --          $       --      $    3,139


Net loss, December 31, 2010                      --              --                 --              (3,139)         (3,139)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, December 31, 2010               31,390,000      $    3,139         $       --          $   (3,139)     $       --
                                         ==========      ==========         ==========          ===========     ==========



                       See Notes to Financial Statements

                                      KALLISTO VENTURES, INC.
                                   (A Development Stage Company)
                                     Statements of Cash flows

                                                                           August 12, 2010
                                                                             (Inception)        Cumulative
                                                                               through        Since Inception
                                                                             December 31,     at December 31,
                                                                                2010               2010
                                                                           ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $        (3,139)   $        (3,139)

        Changes in working capital                                                      --                 --
                                                                           ---------------    ---------------

         Net cash provided by (used in) operating activities                        (3,139)            (3,139)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                            --                 --
                                                                           ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered                        3,139              3,139
                                                                           ---------------    ---------------

         Net cash provided by (used in) financing activities                         3,139              3,139
                                                                           ---------------    ---------------

        Net Increase (decrease) in cash                                                 --                 --

        Cash at beginning of year                                                       --                 --
                                                                           ---------------    ---------------

        Cash at end of year                                                $            --    $            --
                                                                           ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                   $         3,139    $         3,139
                                                                           ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $            --    $            --
                                                                           ===============    ===============

    Income taxes paid                                                      $            --    $            --
                                                                           ===============    ===============




                                 See Notes to Financial Statements

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO DECEMBER 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kallisto Ventures, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on August 12, 2010 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity". The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company's development stage activities.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

BASIC EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-
123{reg-trade-mark}, par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123{reg-trade-mark}, par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123{reg-trade-mark}, par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123{reg-trade-mark} unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123{reg-trade-mark}, par.11].

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company's business concept and plan valued at $3,000 to a total sum of $3,139.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

       * Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding

       * Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.



                                      F-8

35