Form 10-Q
period 2011-03-31
Kallisto Ventures, Inc.
filed 2011-04-25
CIK 1491830

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from        to

                       COMMISSION FILE NUMBER: 000-54127

                             KALLISTO VENTURES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware
-----------------------------------------  ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               2000 Hamilton Street, #943, Philadelphia, PA 19130
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 215-405-8018
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                           [ ] Yes[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]              Accelerated filer [ ]

      Non-accelerated filer [ ]                Smaller reporting company [X]
      (Do not check if a smaller
      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2011: 31,390,000 shares of common stock.

TABLE OF CONTENTS

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

Balance Sheets at March 31, 2011 and December 31, 2010

Statements of Operations for the Three Months ended March 31, 2011 and for the period from August 12, 2010 (Inception) through March 31, 2011

Statement of Changes in Stockholders' Equity for the period August 12, 2011 (Inception) through March 31, 2011

Statements of Cash Flows for the Three Months ended March 31, 2011 and for the period from August 12, 2010 (Inception) through March 31, 2011

Notes to Financial Statements as of March 31, 2011

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4      CONTROLS AND PROCEDURES.


                          PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDING

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS


SIGNATURES

                         PART I-FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS


                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          BALANCE SHEETS AS OF MARCH 31, 2011, AND DECEMBER 31, 2010


                                                                       As of                As of
                                                                       March               December
                                                                      31, 2011             31, 2010
                                                                     (Unaudited)           (Audited)
                                                                    --------------       --------------
                          ASSETS
Current Assets

             Cash                                                   $            -       $            -
                                                                    --------------       --------------
Total Current Assets                                                             -                    -
                                                                    --------------       --------------

            TOTAL ASSETS                                            $                    $
                                                                    ==============       ==============

       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                 $            -       $            -
                                                                    --------------       --------------

Total Current Liabilities                                                        -                    -
                                                                    --------------       --------------

TOTAL LIABILITIES                                                                -                    -

Stockholders' Equity (Deficit)

      Preferred stock, ($.0001 par value, 20,000,000                             -                    -
      shares authorized; none issued and outstanding.)

      Common stock ($.0001 par value, 500,000,000                            3,139                3,139
      shares authorized; 31,390,000 shares issued and
      outstanding as of March 31, 2011)

      Deficit accumulated during development stage                          (3,139)              (3,139)
                                                                    --------------       --------------

      Total Stockholders' Equity (Deficit)                                       -                    -
                                                                    --------------       --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $            -       $            -
                                                                    ==============       ==============


                       SEE NOTES TO FINANCIAL STATEMENTS

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                           August 12,
                                                                       For the                2010
                                                                       3-Months           (Inception)
                                                                        Ended               Through
                                                                       March 31,            March 31,
                                                                         2011                 2011
                                                                    ---------------      ---------------

    Revenues                                                        $             -      $             -
                                                                    ---------------      ---------------

    Total Revenues                                                                -                    -

    General & Administrative Expenses

        Organization and related expenses                           $             -      $         3,139
                                                                    ---------------      ---------------

    Total General & Administrative Expenses                         $             -      $         3,139
                                                                    ---------------      ---------------


    Net Loss                                                        $             -      $        (3,139)
                                                                    ===============      ===============


    Basic loss per share                                            $             -      $         (0.00)
                                                                    ===============      ===============

    Weighted average number of common shares outstanding                 31,390,000           31,390,000
                                                                    ===============      ===============



                       SEE NOTES TO FINANCIAL STATEMENTS

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

August 12, 2010 (inception)
Shares issued for services at $.0001
per share                                31,390,000      $    3,139         $        -          $        -      $    3,139

Net loss for the year ended:
December 31, 2010                                 -               -                  -              (3,139)         (3,139)

Net loss, March 31, 2011                          -               -                  -                    -              -

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, March 31, 2011                  31,390,000      $    3,139         $        -          $   (3,139)     $       --
                                         ==========      ==========         ==========          ===========     ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                                 August 12,
                                                                              For the               2010
                                                                              3-Months          (Inception)
                                                                               Ended              Through
                                                                              March 31,           March 31,
                                                                                2011                2011
                                                                           ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $             -   $         (3,139)
                                                                           ---------------    ---------------

         Net cash provided by (used in) operating activities                             -             (3,139)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                             -                  -
                                                                           ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered                            -              3,139
                                                                           ---------------    ---------------

         Net cash provided by (used in) financing activities                             -              3,139
                                                                           ---------------    ---------------

        Net Increase (decrease) in cash                                                  -                  -

        Cash at beginning of period                                                      -                  -
                                                                           ---------------    ---------------

        Cash at end of period                                              $             -    $             -
                                                                           ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                   $             -    $         3,139
                                                                           ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $             -    $             -
                                                                           ===============    ===============

    Income taxes paid                                                      $             -    $             -
                                                                           ===============    ===============


                       SEE NOTES TO FINANCIAL STATEMENTS

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2011
                                  (UNAUDITED)


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

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123{reg-trade-mark}, par.5].

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

*     Common  stock,  $  0.0001  par  value:  500,000,000  shares   authorized;
31,390,000 shares issued and outstanding

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No.

166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II-OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5OTHER INFORMATION

None

ITEM 6      EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit          Description
-------          -----------

31.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended March 31, 2011.*

32.1 Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                             KALLISTO VENTURES, INC.
                             (Registrant)



                             By:   /s/ William Tay
                                   ----------------------------------------
                                   William Tay, President, CEO and
                                   Principal Financial Officer

Dated: April 25, 2011