Form 10-K
period 2011-12-31
Kallisto Ventures, Inc.
filed 2012-02-09
CIK 1491830

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K


                                  (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2011


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


                                (215) 405-8018
                             E-mail: wtay@56k.net
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


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

As of December 31, 2011, there were no non-affiliate holders of common stock of the Company.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 9, 2012, there were 31,390,000 shares of common stock, par value $.0001, outstanding.


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

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(a) Business Development

     Kallisto Ventures, Inc. ("we", "us", "our", or the "Company") was incorporated in the State of Delaware on August 12, 2010. Since inception, which was August 12, 2010, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. To date, the Company has generated no revenues or earnings from operations, possess no significant assets or financial resources and has no cash on hand. The Company selected December 31 as its fiscal year end.

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

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. Our sole officer and director, William Tay, is currently the officer and director of another blank check/shell company, Neptunus Ventures, Inc. As described in the Risk Factors herein under
Item 1A, there may be inherent conflicts of interest between entities in which Mr. Tay is involved. A conflict of interest may arise due to our sole officer and director being a shareholder of blank check companies which are seeking an acquisition target at the same time as the Company.

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

     In addition, our sole officer and director, Mr. Tay, has an inherent conflict of interest in that he is also the sole officer and director of Neptunus Ventures, Inc., which is also a blank check company which will compete with us for potential acquisition candidates. Initial merger or acquisition targets will be allocated to Kallisto Ventures, Inc. first. Subsequent acquisition targets will be allocated to Neptunus Ventures, Inc. Moreover, Mr. Tay may also elect, in the future, to form one or more additional blank check companies with a business plan similar or identical to ours. Any such additional shell companies would also be in direct competition with us for available business opportunities. Mr. Tay has complete discretion to decide to present a potential acquisition to us or any of these other blank check companies that he is currently a shareholder of.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the fiscal year ended December 31, 2011.


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

COMMON STOCK

     Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). As of February 9, 2012, there was one holder of record of the Common Stock.

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

     We do not currently engage in any business activities that provide cash flow. To date, our efforts have been limited to organizational activities. We have no capital and have not entered into any credit facility agreements or other financing arrangements. As at December 31, 2011, the cash balance in our treasury is $0. We depend on Mr. William Tay, our sole officer and director, to provide us with the necessary funds to implement our business plan for the next 12 months and beyond such time. We intend to reimburse Mr. Tay for any loans he makes to us. We have not entered into any written agreement with Mr. Tay for additional funding and rely upon his oral promise to provide us with funding based upon our necessity. In the event that Mr. Tay fails to provide the additional funding for our business operations, we may have to cease operations. We do not have any other persons or sources that maybe able to help fund our business activities.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see the financial statements beginning on page 26 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

     NONE


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers:

Name          Age    Position
----          ---    --------------------------------------------
William Tay    40    President, Secretary, Treasurer and Director

     The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

     William Tay, age 40, acts as President, Secretary, Treasurer and Director for the Company since its formation on August 12, 2010. Mr. Tay is also currently the sole officer and director of Neptunus Ventures, Inc. Mr. Tay is a private investor, devoting most of his time managing his own investments in securities and residential real estate investments as well as income producing properties. For the past five years, he is the president and director of TBM Investments, Inc., a company he founded to manage his own investments. Beginning in 1999 through 2005, Mr. Tay held directorships in the following publicly reporting, trading companies: Legend International Holdings, Inc. (OTC-BB: LGDI) from November 2003 to November 2004, Playlogic Entertainment, Inc. (OTC: PLGC) from May 2001 to June 2004, and Global Energy Group, Inc. (OTC: GENG) from October 1999 to August 2001. Prior to that, Mr. Tay was a licensed Series 7 Registered Representative for several broker-dealers in New York. Mr. Tay's background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

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

     Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

     The following table shows for the period ended December 31, 2011, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

                                                SUMMARY COMPENSATION TABLE
              ----------------------------------------------------------------------------------------------------
                                                                Non-Equity
Name                                                            Incentive    Nonqualified      All
and                                           Stock    Option      Plan        Deferred       Other
principal                  Salary    Bonus    Awards   Awards  Compensation  Compensation  Compensation    Total
position      Fiscal Year    ($)      ($)      ($)      ($)      ($)         Earnings ($)      ($)          ($)
------------  -----------  -------  -------  -------  -------  ------------  ------------  ------------  ---------

William Tay   December 31,
President     2011         $     0       --      --       --             --            --   $        --  $      --

DIRECTOR COMPENSATION

     We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

     We have not entered into any employment agreements with executive officers or other employees to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of February 9, 2012, information regarding the ownership of our common stock by:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of GZTY CPA GROUP, LLC ("GZTY") to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements for the fiscal year ended December 31, 2011.

AUDIT FEES

     The firm of GZTY acts as our principal accountant. Our sole officer and director paid $500 on our behalf to GZTY during the period from August 12, 2010 (inception) to August 31, 2010 for its audit of our financial statements which were included in our Form 10 filed with the Securities and Exchange Commission on September 23, 2010, and as amended on November 3, 2010 and December 10, 2010. In addition, our sole officer and director paid $100 for the audit of our financial statements for the year-ended December 31, 2010, as filed on Form 10-K with the Securities and Exchange Commission on January 31, 2011.

AUDIT-RELATED FEES

     There were no fees billed by GZTY for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2011.

TAX FEES

     There were no fees billed by GZTY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

ALL OTHER FEES

     There were no fees billed by GZTY for other products and services for the fiscal year ended December 31, 2011.

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

  3.1* Certificate of Incorporation, as filed with the Secretary of State of Delaware on August 12, 2010.

  3.2*       By-laws of the Company.

  3.3*       Specimen Stock Certificate of the Company.

 10.0** Common Stock Purchase Agreement dated August 12, 2010 entered into between the Company and William Tay.

31.1*** Certification of the Company's Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

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


                                         KALLISTO VENTURES, INC.


Dated: February 9, 2012                  By: /s/  William Tay
                                         ----------------------------------
                                         William Tay
                                         President and Director
                                         Principal Executive Officer
                                         Principal Financial Officer


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Title                                              Date
                    -----                                              ----

/s/ William Tay     President, Secretary, Chief Financial           February 9,
------------------  Officer and Sole Director                          2012
William Tay

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)
                               PHILADELPHIA, PA


                               -----------------

                               FINANCIAL REPORTS
                                      AT
                               DECEMBER 31, 2011

                               -----------------




                        INDEX TO FINANCIAL STATEMENTS:
                        ------------------------------


Statement                                                                Page*
---------                                                                -----

Balance Sheet as of December 31, 2011                                     F-1

Statements of Operations for the Period from August 12, 2010
(Date of Inception) to December 31, 2011                                  F-2

Statement of Changes in Stockholders' Equity (Deficit) for the Period
from August 12, 2010 (Date of Inception) to December 31, 2011             F-3

Statements of Cash Flows for the Period from August 12, 2010
(Date of Inception) to December 31, 2011                                  F-4

Notes to Financial Statements                                          F-4-F-7

The following documents are filed as part of this 10-K annual report for the year-ended December 31, 2011:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

As we are an inactive entity as defined by Section 3-11 of Regulation S-X, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 are unaudited.

                           KALLISTO VENTURES, INC.
                        (A Development Stage Company)
                                Balance Sheet

                                                                 As of            As of
                                                              December 31,     December 31,
                                                                  2010             2011
                                                               (Audited)       (Unaudited)
                                                              ------------     ------------
                                   ASSETS

    Current Assets

          Cash                                                $         --     $         --
                                                              ------------     ------------

    Total Current Assets                                                --               --
                                                              ------------     ------------

          TOTAL ASSETS                                        $         --     $         --
                                                              ============     ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --     $         --
                                                              ------------     ------------

    Total Current Liabilities                                           --               --
                                                              ------------     ------------

          TOTAL LIABILITIES                                             --               --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --               --

         Common stock ($.0001 par value, 500,000,000
          shares authorized; 31,390,000 shares issued and
          outstanding as of December 31, 2010 and
          December 31, 2011)                                         3,139            3,139

         Deficit accumulated during development stage               (3,139)          (3,139)
                                                              ------------     ------------
    Total Stockholders' Equity (Deficit)                                --               --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------     ------------
                                                              $         --     $         --
                                                              ============     ============


                       See Notes to Financial Statements

                           KALLISTO VENTURES, INC.
                        (A Development Stage Company)
                          Statements of Operations


                                                            August 12, 2010                         Cumulative
                                                              (Inception)                         Since Inception
                                                                Through          Year Ended             at
                                                              December 31,       December 31,       December 31,
                                                                  2010              2011               2011
                                                               (Audited)         (Unaudited)        (Unaudited)
                                                            ---------------    ---------------    ---------------
    Revenues

        Revenues                                            $            --    $            --    $            --
                                                            ---------------    ---------------    ---------------

    Total Revenues                                                       --                 --                 --

    General & Administrative Expenses

        Organization and related expenses                             3,139                 --              3,139
                                                            ---------------    ---------------    ---------------

    Total General & Administrative Expenses                           3,139                 --              3,139
                                                            ---------------    ---------------    ---------------

    Net Loss                                                $        (3,139)   $            --    $        (3,139)
                                                            ===============    ===============    ===============


    Basic loss per share                                    $         (0.00)   $            --
                                                            ===============    ===============

    Weighted average number of
      common shares outstanding                                  31,390,000         31,390,000
                                                            ===============    ===============



                       See Notes to Financial Statements

                                                     KALLISTO VENTURES, INC.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                               From August 12, 2010 (inception) through December 31, 2011 (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

August 12, 2010 (inception)
Shares issued for services at $.0001
per share                                31,390,000      $    3,139         $       --          $       --      $    3,139


Net loss for the period
December 31, 2010                                --              --                 --              (3,139)         (3,139)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance as of December 31, 2010          31,390,000      $    3,139         $       --          $   (3,139)     $       --
                                         ==========      ==========         ==========          ===========     ==========

Net Loss for the year
December 31, 2011                                --              --                 --                  --              --

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance as of December 31, 2011          31,390,000      $    3,139         $       --          $   (3,139)     $       --
                                         ==========      ==========         ==========          ===========     ==========



                       See Notes to Financial Statements

                                      KALLISTO VENTURES, INC.
                                   (A Development Stage Company)
                                     Statements of Cash flows

                                                                           August 12, 2010
                                                                             (Inception)                           Cumulative
                                                                               through          Year Ended       Since Inception
                                                                             December 31,       December 31,     at December 31,
                                                                                2010               2011               2011
                                                                              (Audited)         (Unaudited)        (Unaudited)
                                                                           ---------------    ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $        (3,139)   $            --   $        (3,139)

        Changes in working capital                                                      --                 --                 --
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) operating activities                        (3,139)                --            (3,139)


    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                            --                 --                 --
                                                                           ---------------    ---------------    ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered                        3,139                 --              3,139
                                                                           ---------------    ---------------    ---------------

         Net cash provided by (used in) financing activities                         3,139                 --              3,139
                                                                           ---------------    ---------------    ---------------

        Net Increase (decrease) in cash                                                 --                 --                 --

        Cash at beginning of year                                                       --                 --                 --
                                                                           ---------------    ---------------    ---------------

        Cash at end of year                                                $            --    $            --    $            --
                                                                           ===============    ===============    ===============

    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered                   $         3,139    $            --    $         3,139
                                                                           ===============    ===============    ===============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $            --    $            --    $            --
                                                                           ===============    ===============    ===============

    Income taxes paid                                                      $            --    $            --    $            --
                                                                           ===============    ===============    ===============




                                 See Notes to Financial Statements

                            KALLISTO VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM AUGUST 12, 2010 (INCEPTION) TO DECEMBER 31, 2011

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

       * Common stock, $ 0.0001 par value: 500,000,000 shares authorized; 31,390,000 shares issued and outstanding

       * Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.



                                      F-8

35