Form 10-K
period 2012-06-30
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

CenturyTouch Ltd, Inc.
(Name of small business issuer in its charter)

Delaware	6500	46-1585936
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S Number)

Eric YK Wong
Chief Executive Officer
Stanton House
31 Westgate
Grantham NG31 6LX
Tel: 01476 591111
(Address and telephone number of registrant's principal executive offices and principal place of business)

Please send a copy of all correspondence to:
Jillian Ivey Sidoti, Esq
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At January 15, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

CenturyTouch Ltd (“Company”, “we”, or “us”) is a Delaware company with substantially all of its assets outside of the United States. On April 24, 2012, it merged with CenturyTouch Limited, a Great Britain company. CenturyTouch Limited was formed on June 9, 2010 as a private limited company. We believe, for our shareholders, it is an advantage to be a publicly traded company in the United States even though our business is in foreign countries. Therefore, we have elected to use our resources to file a registration statement with the Securities Exchange Commission and will then seek listing on the OTCBB.

OVERVIEW

We intend on investing in multi-family residential properties and certain commercial properties in the Midlands, England. We strive to expand throughout the country of Great Britain until supply for properties which we fit our investing criteria exist. We eventually hope to expand our business to other parts of the world, specifically southeast Asia as our CEO is a Hong Kong citizen. We will also look to investing in Australia. The Company will purchase, manage, and dispose of revenue producing assets, specifically residential and commercial properties.

We currently own eight properties that are various retail and multifamily units. In order to purchase more properties and expand our portfolio, we will have to seek out additional financing from our officer and director as well as from mortgage lenders on the properties that we purchase.

Investment Policies

We are looking to purchase various types of properties that fit the following criteria:

Stable/Performing Assets:

We will look to purchase assets that may be purchased as current cash flowing properties that have a low vacancy. Currently we own eight (8) properties in the Midlands, England in various cities and towns that are all occupied with tenants. See “Real Property Description” for more details on these properties.

Non-performing assets:

Those assets that we identify as "non-performing assets" are those properties that have little cash flow but have potential for great value increases so long as we add value in terms of rehab or management to the property. We will seek properties with capitalization rates of no less than 10% capitalization upon stabilization. Capitalization Rate is defined as the ratio between the net operating income produced by an asset and its capital cost (the original price paid to buy the asset) or its current market value. It is calculated by dividing the net operating income by the purchase price of the property. We plan to "stabilize" distressed properties or non-performing assets by adding value through new management and rehab. We will consider a property stabilized upon the completion of rehab and the entry of new tenants (if need be.).

Borrowing Policy

To date, and going forward, we intend to only borrow up to 50% of the appraised value of any property that we purchase. On all of the properties we currently own, our borrowings from Aldermore Bank were based on 50% of the appraised value as provided by an independent third party. Our governing documents place no restrictions on the amount of leverage we may use. We have borrowed additional funds from our CEO/President, Dr. Wong to purchase the properties. However, Dr. Wong’s loans are unsecured and our properties are not encumbered by this debt. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum.

Milestones

We hope to reach the following milestones in the next 12 months.

Late Fall 2013 – We plan to continue to look for commercial properties and shops throughout Midlands region in England. We hope, with bank financing and loans from our officers, that we are able to purchase a total of 7 to 12 more properties by March 2014.

January 2014 – We hope to expand our property acquisitions outside of the Midland region and into the Greater London region if supply exists. We hope to acquire 10 to 12 such properties by the end of June 2013.

In the winter of 2014 – We will look to expand into the Far East, especially in Malaysia and Hong Kong. The company is looking to acquire other companies in Malaysia and Hong Kong, which has businesses in buying and renting commercial properties and shops.

June 2014 – We hope to locate and purchase commercial properties and shops throughout Wales region. Expect to buy at least 10 to 20 shops (in total) by end of June 2014.

September 2014 – We hope to seek out properties in the Scotland region of Great Britain if supply permits with approximately 10 to 20 properties acquired by the end of October 2014.

December 2014 – We will look to expand into the Australian market, especially in Sydney and Melbourne regions. The company will setup subsidiary to buy commercial properties and shops to let, in these 2 cities. Expect to buy at least 5 to 10 shops (in total) in the last quarter of 2014.

Regional Analysis

East Midlands Region of England

Six of our eight properties are specifically located in the “East Midlands” part of the region. According to a 2012 study conducted by the Smith Institute, the East Midlands has the fastest-growing population outside London and the East of England. High and growing household waiting lists suggest there is an unmet need for housing. The average valuation of building land for housing with planning permission is the lowest of any region, at less than a fifth of the valuation of land  in London and only 45% of the national average. Build costs are also low. Rents are 21% to 32% lower, depending on the size of the property, than the national average, which makes the government’s Affordable Homes Programme (AHP) (formerly the National Affordable Housing Programme or NAHP) difficult to operate within the region. The East Midlands is unusual in its housing profile in that it has both low relative housing costs and continuing high demand and need. As a result the country has a clear opportunity for housing-led regeneration within the East Midlands. At mid-2010, the East Midlands had a population of nearly 4.5 million, accounting for 10.1% of the total population in England outside London. Despite the area’s housing provision advantages, the East Midlands was allocated only 3.7% of the NAHP, the main housing investment programme, for 2011-15. Of the RGF, the main government regeneration investment programme to 2015, only 4% was allocated to the East Midlands in the first two rounds, although the region accounted for over 11% of the bids.

Yorkshire Region of England and City of Sheffield

One of our properties is in the Yorkshire region of England, specifically the city of Sheffield. Sheffield is in south Yorkshire and has experienced an average growth of 5% per year according to a Sheffield City Council report in 2010. It currently has an estimated population of about 551,000 people. Also according to the Sheffield City Council, despite growth in the last few years, the population in Sheffield makes an average of 10% -15% less than the population of England as a whole.

East of England and the County of Norfolk

One of our properties is in the East of England region, specifically in the county of Norfolk. Although the population is around 850,000, it is rural in many locations. The New Anglia Local Enterprise Partnership has been recently established by business leaders to help grow jobs across Norfolk and Suffolk. They have secured an enterprise zone to help grow businesses in the energy sector and established the two counties as being a center for growing services and products for the green economy.

Our Properties

The acquisition date set forth in the following table was the date when each property was acquired by CenturyTouch Limited, the British subsidiary of the Company. We currently own eight (8) properties, book value of which were approximately $4,271,480 as of June 30, 2012 and have mortgages on those properties of approximately $2,132,984, collectively, as of June 30, 2012. These values are based on the purchase price less depreciation. One of our properties has no debt and is owned free and clear. All of our properties are encumbered by debt by one bank, Aldermore Bank, with the same terms and conditions:

1.)	Amortized over 20 years
2.)	5.35% + Libor interest rate

Property	Location	Type	Units	Acquisition Date	Occupancy
62 Gold Street	Northampton	Mixed Use Retail and Residential	1	2/1/2012	100%
27-29 Westgate	Grantham	Mixed Use Retail and Residential	8	8/20/2010	100%
453 Firth Park Road	Sheffield	Mixed Use Retail and Residential	2	2/1/2012	100%
310, 312, 314 & 343 Carlton Hill	Nottingham	Mixed Use Retail and Residential	8	2/1/2012	100%
240 Derby Road	Nottingham	Multi-tenant residential	7	1/10/2012	100%
53 High Street	Norfolk	Retail	1	2/1/2012	100%
60-65 Welby Street	Grantham	Mixed Use Retail and Residential	5	8/20/2010	100%
7-11 Bridge Street	Boston	Mixed Use Restaurant and Residential	1	11/17/2011	100%

We currently have mortgages on all of our properties with the exception of Bridge Street which we own free and clear. All of the mortgages are a first position mortgage and are held by Aldermore bank on the terms above at an approximate loan to value ratio of 50%. All properties are fully occupied and are managed by the same management company. Our property at 7-11 Bridge Street currently operates as a pub. All of our mortgages have a due on sale provision.

Rental rates for our residential units range between $550 and $850 monthly and we determine the rates using a comparative model where our management company informs us of the then current market rates in the area based on what other comparable units are renting for. Rental rates for our Commercial units range between $1200 and $2000 using the same comparative approach. No prior rental history existed before the acquisition of each property since all properties needed to be refurbished into rentable units after the acquisition.

Our commission average 5% of the gross rents. All of our tenants pay for their own improvements costs and there have been no concessions to date.

Our commercial units have a variety of lease terms ranging from 10 years to 27 years.

Refurbishments

When we acquire a property with empty units or when a tenant leaves a unit, we will refurbish the following items in the unit prior to moving in a new tenant:

1.	We will repaint the wall at those area where we cannot use wall paper.

2.	We will replace wall paper in those areas where the wall paper is ripped or dirty.

3.	We replace the carpets if they are beyond cleaning.

4.	We will also replace the boiler if it is getting too old or malfunction. From our experience, the heating system needs to be replaced every 4-6 years.

5.	All electrical appliances (i.e. washing machine, cooker, microwave, etc.) are replaced every 3 to 5 years.

6.	We will also replace some electrical wiring and water pipes if needed.

7.
We will also need to do maintenance for all windows and roof every 7-10 years. Most of the UK flats are still using wood built frame windows. Frequency in updating windows and roofs is due to the inclement weather in the UK between December and February.

In any circumstance, we work to update rental units so that they are tidy, neat and safe.

 Management Agreement

We have entered into a management agreement with Rowell Property Services in Nottingham. Rowell collects all of the rents on our properties as well as fills vacancies in the event there is a vacancy. Rowell derives fees from the rent at a rate of 7% of the rent collected. For rental services, the fee is 40% of the first month’s rent. Rowell handles all contracts, repairs, and management on our behalf.

The 40% and 7% fees are based on the gross rent collected from the tenant. We have attached the management agreement as an exhibit. This agreement is in effect as of 2010 and will be terminated upon three months’ notice to the management company. There are no termination fees.

Competition

We will face competition from other developers that are looking to implement or are already implementing a similar business plan to ours. Further, we may be at a disadvantage to our competition who may have greater capital resources than we do, specifically cash. It has become increasingly difficult to obtain lending on many properties and those developers that are able to close without financing and pay the full purchase price of a property in cash may be able to close on more properties or may realize a greater profit as they will be able to negotiate better purchasing terms.

Our CEO and COO, Messrs. Wong, have significant experience in real estate development. He has experience in international real estate acquisition and construction. We hope this, coupled with his relationships with banks in the markets in which we are in or hope to enter, will distinguish us from our competition. Further, we believe that our business plan, which allows us to look for several different types of properties in a variety of international markets, provides us with greater opportunities than other real estate development companies.

Item 1A. Risk Factors

Investors in CenturyTouch Ltd should be particularly aware of the inherent risks associated with our business. As of the date of this filing our management is aware of the following material risks. Prospective investors should be aware that the company’s website is not yet fully functional, nor has it developed any products and that substantial development work will be required to develop them.

General Risks Related to Our Business

Our independent auditors have expressed in their report substantial doubt about our ability to continue as a going concern. We posted a net loss of $128,286 in 2012.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. In 2012, we posted a net loss of $128,286 and a net loss of $36,638 in 2011.

The selling shareholders may have liability because of their status as underwriters. They may sue us if there are any omissions or misstatements in the registration statement that subject them to liability.

Under the Securities Act of 1933, the selling shareholders are underwriters of the offering. The selling shareholders may have civil liability under Section 11 and 12 of the Securities Act for any omissions or misstatements in the registration statement because of their status as underwriters. We may be sued by selling shareholders if omissions or misstatements result in civil liability to them.

We are significantly dependent on officers and directors, specifically, YK Wong, our CEO. The loss or unavailability of Dr. Wong's services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Eric YK Wong, our CEO. It would be difficult to replace Dr. Wong at such an early stage of development of CenturyTouch Ltd. The loss by or unavailability of Dr. Wong's services would have an adverse effect on our business, operations and prospects, in that our inability to replace Dr. Wong could result in the loss of one's investment. There can be no assurance that we would be able to locate or employ personnel to replace Dr. Wong, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Dr. Wong we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Our management has limited experience in running a public company

Although, he has extensive experience in the real estate and construction industries, our CEO, Dr. Wong, has no experience in running a public company. Dr. Wong will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines. Dr. Wong will primarily be charged with our public company filings.

You may not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

You will be unable to evaluate the economic merit of real estate projects before we invest in them and will be entirely relying on the ability of Dr. Eric YK Wong, our CEO and our COO, Mr. Edmund Wong to select well-performing investment properties. Furthermore, our officers and board member will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness, and you will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that your investment may not generate returns comparable to our competitors.

We depend highly on our current manager who has limited experience in running a public company and no formal employment agreement.

We depend highly on YK Wong, our CEO, who may be difficult to replace. YK Wong who, also has other business interests, at this point only devotes approximately 50% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and expertise of Dr. Wong.

Our President and Director, Dr. Wong, will have complete control over the company and will therefore make all decisions of which shareholders will have no control.

Dr. Wong, as our CEO and controlling shareholder, shall make certain decisions without input by the shareholders. Such decisions may pertain to employment decisions, including Dr. Wong's compensation arrangements, the appointment of other officers and mangers, and whether to enter into material transactions with related parties.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

We are currently running on a thin profit margin and may not be able to meet our debt obligations. All of our properties that we own are currently leveraged with bank financing. Even though we are currently experiencing 100% occupancy at all of our properties, this could change and we may not be able to make our mortgage payments since we only have $5,505 in cash as of June 30, 2012. To fully implement our business plan we will require substantial additional funding.

Following this offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Our offering price is arbitrary and bears no relationship to our assets, earning, or book value.

There is no present public trading market for the Company's Common Stock and the price at which the Shares are being offered bears no relationship to conventional criteria such as book value or earnings per share. There can be no assurance that the offering price bears any relation to the current fair market value of the Common Stock.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this annual report, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

An investment in our stock is highly illiquid. You may never be able to sell or otherwise dispose of your stock.

Since there is no public trading market for our stock, you may never be able to liquidate your investment or otherwise dispose of your stock. The Company does not currently have a redemption program, so there is no guarantee that the Company will ever redeem or "buy back" your stock. Furthermore, in the event that the stock is every listed on the OTCBB, it may be thinly traded making it still difficult to liquidate your investment.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

As a result of our placing your invested funds into a segregated account as opposed to an escrow account, the funds are subject to attachment by creditors of the company, thereby subjecting you to a potential loss of the funds.

Because the funds are being placed in a segregated account rather than an escrow account, creditors of the company could try to attach, and ultimately be successful in obtaining or attaching the funds before the offering closes. Investors would lose all or part of their investments if this happened, regardless of whether or not the offering closes.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared.

We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and dividend at any particular level, if at all.

As we continue to raise proceeds, the sufficiency of cash flow to fund future dividend payments with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and continued dividend payments at historical levels.

Failure to generate revenue may reduce distributions to stockholders.

The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If our properties do not generate revenue sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to you will be adversely affected.

Economic conditions may adversely affect our income.

A commercial or residential property's income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of "for sale" properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential and commercial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

 The profitability of attempted acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management's time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

Real estate investments are illiquid.

Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial and residential real estate markets are currently experiencing a substantial influx of capital from investors worldwide. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We depend on commercial and residential tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial and residential tenants.

Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms.

In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default a substantial number of commercial tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.

We may not make a profit if we sell a property.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our properties may not be diversified.

Our potential profitability and our ability to diversify our investments may be limited, both geographically and by type of properties purchased. Currently, all of our properties are in the Midlands area of England. We will be able to purchase additional properties only as additional funds are raised. Our properties may not be well diversified and their economic performance could be affected by changes in local economic conditions.

Our current strategy is to acquire interests primarily in commercial buildings, residential apartment buildings and other income-producing real estate. As a result, we are subject to the risks inherent in investing in these industries. A downturn in the commercial or residential industry may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments.

Our performance is therefore linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, commercial, and other properties that will be seeking investments and tenants for these properties.

Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. Many of these competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and credit worthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

We may not have control over costs arising from rehabilitation of properties.

We may elect to acquire properties which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor's ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor's ability to build in conformity with plans and specification.

We will make investments in non-U.S. dollar denominated properties, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets.

Our current properties are in Great Britain and currently denominated in a foreign currency, specifically the British Pound. We will most likely continue to purchase properties in foreign locations that will be subject to foreign currency and local economic fluctuations. Thus, changes in exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments regardless of the performance of the underlying asset. We may not be able to successfully hedge any foreign currency risk and may incur losses on these investments as a result of exchange rate fluctuations, specifically fluctuations involving the British Pound.

As our main operation and management are outside the United States, it will be difficult to acquire jurisdiction and enforce liabilities against us and our officers, directors and assets based in foreign countries.

Our assets are currently in England; all directors and officers reside outside of the United States, and our assets are and will continue to be located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon our directors or officers and our subsidiaries, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws. In addition, there is uncertainty as to whether the courts of offshore jurisdictions would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in offshore jurisdictions predicated upon the securities laws of the United States or any state thereof. Furthermore, because all of our assets are located in England, it would also be extremely difficult to access those assets to satisfy an award entered against us in a United States court.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Real Estate Financing Risks

We have and plan to continue to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We have acquired and intend to continue to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties.

We intend to incur mortgage debt on a particular real property if we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one of our properties.

In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

The current debt market volatility may affect the availability and amount of financing for our acquisitions.

The commercial real estate debt markets, worldwide, are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

If we have insufficient reserves, we will have to obtain financing from other sources.

We have established working capital reserves that we believe are adequate to cover our cash needs for the next several months, but not beyond this. However, if these reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share. If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

We may not have funding or capital resources for future improvements.

When a commercial tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for leasing costs, tenant improvements and tenant refurbishments to the vacated space. We will incur certain fixed operating costs during the time the space is vacant as well as leasing commissions and related costs to re-lease the vacated space. We may also have similar future capital needs in order to renovate or refurbish any of our properties for other reasons.

Also, in the event we need to secure funding sources in the future but are unable to secure such sources or are unable to secure funding on terms we feel are acceptable, we may be required to defer capital improvements or refurbishment to a property. This may cause such property to suffer from a greater risk of obsolescence or a decline in value and/or produce decreased cash flow as the result of our inability to attract tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. Or, we may be required to secure funding on unfavorable terms.

Lenders may require us to enter into restrictive covenants relating to our operations.

In connection with obtaining financing, a bank or other lender could impose restrictions on us affecting our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain negative covenants limiting our ability to, among other things, or further mortgage our properties. In addition, prepayment penalties imposed by banks or other lenders could affect our ability to sell properties when we want.

Financing Risks on the Property Level

All of our mortgage loans have "due on sale" provisions.

In purchasing properties subject to Financing, we may obtain financing with "due-on-sale" and/or "due-on-encumbrance" clauses. All of our current mortgages have such a provision. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

To date, our CEO has guaranteed many of our property loans. We currently own 8 properties which are secured by mortgages by the same bank, Aldermore Bank in England.

Our mortgage loans may charge variable interest.

Some of our mortgage loans will be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders. Currently our loans are based on 5.35% + LIBOR (London Interbank Offered Rate). If there are great fluctuations in LIBOR, we could experience increase mortgage costs.

Our books and records are maintained by a non-U.S. entity and are kept outside of the United States and in accordance with the UK Companies Act 2006.

The books and records are prepared by Rupert King & Company Limited. Although the accounting firm is located in the UK, they are familiar with US GAAP and are able to prepare financials based on US GAAP. Additionally, our auditor reviews all accounting related principles quarterly. Rupert King has been registered with the Institute of Chartered Accountants to engage in public practice since 1997. Its employees include Chartered Accountants and members of the Institute of Accounting Technicians. Accounts for Centurytouch Ltd have been prepared in accordance with the UK Companies Act 2006 relating to small companies and the Financial Reporting Standard for Smaller Entities.

Because our books and records are outside of the US and kept by non-US accountants, we may conclude that our internal control over financial reporting is not effective.

Due to our lack of sufficient accounting staff with knowledge or expertise in US GAAP, it is likely that we conclude our internal controls over financial reporting are not effective. Our accounting firm is located in the UK and is registered with the Institute of Chartered Accountants. Our books have been kept in accordance with this and the financial statements are prepared by this same accountant who is somewhat familiar with US GAAP but are by no means experts.

We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1).

By taking the 102(b)(1) extended transition period, we are allowed to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Insurance Risks

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our officer determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some of our commercial tenants may be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which our officer determines are sufficient to cover reasonably foreseeable losses. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. Mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.

We cannot assure you that we will have adequate coverage for such losses. If such an event occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from such property. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us.

Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

The Company utilizes office space provided at no cost from our officers. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected. Dr. Eric Wong is the primary officer, director, and promoter of CenturyTouch Ltd and developed the business plan. Mr. Edmund Wong is also an officer and promoter of the Company.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the date of 10-k, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Since our incorporation, we have raised capital through notes from our CEO, Dr. Eric Wong. Dr. Wong has lent the company $2,211,080 and $681,190 as of June 30, 2012 and 2011, respectively for the purchase of the property, for merger activities, and for other expenses related to the company. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $46,518 and $39,189 during the years ended June 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution. The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

To acquire the shares of the Kallisto that resulted in our merger, Dr. Wong paid $69,992.

Recent Sales of Unregistered Securities.

Subsequent to our merger, under Regulation S, we issued 10,672,600 shares which are held by 33 shareholders. All of our shareholders are foreign residents and outside of the United States of America.

Our remaining 20,717,400 were issued under Section 4(2) to our officers. These shares are granted based on an exemption from registration pursuant to Section 4(2) of under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state laws. This issuance is qualified for this exemption from registration because (i) the party receiving the shares is an "accredited investors" as that term is defined in the Securities Act; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the party was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the party will receive "restricted securities."

CenturyTouch Ltd Shareholder	Shares of Common Stock Owned Prior to Offering	Shares of Common Stock Owned After Offering

Holding through Centurytouch Group Ltd. (1)	16,008,900	0
Dr. Eric Y. K. WONG (2)	3,139,000	0
Irene Lai Lin CHAN (3)	847,530	0
Stephen STOREY	15,695	0
Edmund Yew Loong WONG (4)	1,569,500	0
Annette Wei Ling LEE	15,695	0
Joanne Suet Peng LIU (5)	1,569,500	0
Derek Yau Wing LIU	15,695	0
James Kwok Seng CHAN	15,695	0
Chai Thai CHAN	15,695	0
Linda Lai Mooi LAI	15,695	0
Mick Wai Chuen LAI	15,695	0
Kevin Kai Cheong LAI	15,695	0
Pu Yi WONG	15,695	0
Tiffany Hung Fan CHAN	1,569,500	0
Hung Woon CHAN	15,695	0
Yee Sha CHAN	15,695	0
Cho Yuk SO	15,695	0
Mina Man Yi NG	1,569,500	0
Maggie Wan Chi CHAU (6)	3,139,000	0
Sun CHONG	15,695	0
Michael Chi Fai CHAU	15,695	0
Terri Suk Ling YIM	1,569,500	0
To Chung YIM	15,695	0
Sim Fung LEE	15,695	0
Ruby Suk Wah YIM	15,695	0
Ivy Shuk Kwan YIM	15,695	0
Jessie Shuk Yee YIM	15,695	0
Karen Fung Chu LI	15,695	0
Fung Mui LEE	15,695	0
Eric Tak Yau LI	15,695	0
Tak Cheung LI	15,695	0
Dennis Tak Yee LI	15,695	0
Ken Chiu Kam NGAN	15,695	0
Kylie Lay Beng KOAY	15,695	0
________________
(1)	CenturyTouch Group Ltd is controlled by EricWong, our CEO.
(2)	Eric Wong is our CEO, Treasurer, and Chairman
(3)	Irene Lai Chan is the mother of our CEO and COO
(4)	Edmund Wong is our COO
(5)	Joanne Liu is the sister of our CEO and COO
(6)	Maggie Chau is the wife of our CEO and therefore Eric Wong, our CEO beneficially owns her shares.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Background Overview

CenturyTouch Ltd, Inc. a Delaware company, was incorporated in the State of Delaware in August 2010. We were previously Kallisto Ventures, Inc. In April 2012, we merged, in a share exchange agreement with CenturyTouch Limited, a British private company. The name of the Company was changed to CenturyTouch Ltd Inc. and Dr. Eric Wong became our CEO. We currently own all of the assets of CenturyTouh Limited and owned eight (8) various properties throughout the Midlands area of England. We plan to continue purchasing residential and commercial properties throughout the world for rental. Specifically, we look to purchase properties in England, Malaysia, and Australia. Our properties currently carry debt of up to 50% of the appraised or purchase value of the property with one bank, Aldermore Bank who holds a first position interest in the properties with the exception of our Bridge Street property which is owned free of encumbrances.

For the fiscal year ended June 30, 2012 we generated revenues of $145,725 and cost of revenues of $80,371 resulting in gross profit of $65,354. Our revenues were derived from the rental income of our properties. The cost of revenues was a result of depreciation expense and commission.  During this time, we incurred operating expenses of $70,839, which included general and administrative costs, and interest expenses of $122,801 resulting in a net loss of $128,286. We believe that rental income and loans from our officer will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the fiscal years ended June 30, 2011 and June 30, 2012

For fiscal year ended June 30, 2012 due to the income from our 8 properties, we had rental income of $145,725 and cost of revenues of $80,371 resulting in gross profit of $65,354. We incurred $70,839 in administrative expenses, mostly due to management fees related to our rental income. We also incurred $122,801 in interest expense consisting of the interest of $76,283 paid on the mortgages on our real properties, and interest of $46,518 imputed on related parties’ loan.. This resulted in a net loss for the fiscal year of $128,286. For the fiscal year ended June 30, 2011, due to the income from our 8 properties, we had rental income of $101,052 and cost of revenues of $34,055 resulting in gross profit of $66,997. We incurred $39,244 in administrative expenses, mostly due to management fees related to our rental income. We also incurred $64,391 in interest expense consisting of the interest of $25,202 paid on the mortgages on our real properties, and interest of $39,189 imputed on related parties’ loan. This resulted in a net loss for the fiscal year of $36,638.  Although our revenues increased by approximately $44,000 compared to the revenues of $101,052 in the fiscal year ended June 30, 2011, our gross profit decreased by approximately $1,600 due to an increase in our cost of revenues. Our cost of revenues was primarily attributable to depreciation expense related to our 8 rental properties. Our British subsidiary acquired approximately 40% of the properties in February of 2012, as a result, the depreciation expense of the properties in the year ended June 30, 2012 increased significantly.

Our net loss in the year ended June 30, 2012 was $128,286 compared to a loss of $36,638 in the year ended June 30, 2011. The significant increase in net loss was because of the increase in both administrative and interest expenses. Administrative expenses increase by $31,595 and interest expense increased by $58,410 in the year ended June 30, 2012.

We expect to incur the normal expenses related to being a public company such as accounting and legal costs. We may drain all available financial resources to pay for such costs depending on our operations and costs. To date, our attorney has provided services in exchange for a nominal fee, but there is no guarantee that this will continue and thus, we may be financial distressed because of the costs associated with being a public company. We will also incur fees for audits and reviews so that we can file the proper 10q’s and 10k’s. As we begin to generate revenues, realize expenses, and acquire assets, it is possible that the costs related with being a public company will increase.

Assets

As of June 30, 2012, we had assets that total approximately $4,317,262 and consist of real property in the country of Great Britain. These assets were purchased in British pounds, and thus their value will fluctuate with the fluctuation of the US Dollar and British pound.

Liabilities

Our properties are currently secured with debt totaling approximately $2,132,984, all of which were with one bank, Aldermore Bank. To purchase the properties, our CEO, Dr. Eric Wong, provided us with approximately $2,383,413 to purchase our properties.

Liquidity and Capital Resources

The Company had $5,505 in cash as of June 30, 2012. We believe our cash uses will go towards travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Dr. Wong or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

If Dr. Wong is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan may not be on favorable terms. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We may also sell a property in order to cover cash short falls. Currently our rents cover our operating and interest expenses.

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,211,080 and $681,190 as of June 30, 2012 and 2011, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $46,518 and $39,189 during the years ended June 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution. The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

To acquire the shares of the Kallisto that resulted in our merger, Dr. Wong paid $69,992.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Employees

Currently, Eric YK Wong is our Chief Executive Officer and Financial Officer and devotes most of his working hours to our Company without a salary. His brother, Edmund Wong, is our Chief Operating Officer and devotes all of his time to our business, as well. For more information on our personnel, please see "Director, Executive Officers, Promoters and Control Persons." Initially Mr. Eric YK Wong will coordinate all of our business operations. Dr. Eric Wong, our CEO, has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Dr. Eric Wong is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-11 registration statement, and developing our business plan and researching investment opportunities and possible property acquisitions. To date, Messrs. Wong have purchased eight (8) various properties and coordinate management and financing of the properties.

We currently outsource all of the management of our properties to an outside management firm.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained on pages F-1 through F-16, which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, and concluded that the disclosure controls and procedures were effective as a whole.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of June 30, 2012, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer is as follows:

Name	Age	Title

Eric YK Wong	40	Chief Executive Officer, Treasurer, Director

Edmund Wong	51	Chief Operating Officer

Duties, Responsibilities and Experience

Dr. Eric Y. K. WONG is our Chairman and Chief Executive Officer. Dr. Wong has more than 15 years of experienced in the real estate and financial investment industry.  He  graduated from The Nottingham Trent University, UK for his BSc (Hons) and Ph.D. in 1995 and 1997 in Computer Science. He was the youngest student ever to obtain a PhD from the University at 19 years old.  Until 2009, for about 15 years, Dr. Wong was a professor in computer science and was also the Senior Programme Director at the University of Hong Kong. Dr. Wong, since 2009, has been an active real estate investor whereby Mr. Wong does not just invest in real estate, but finds, manages, and sells his own properties as opposed to having a passive role in investing. Dr. Wong is primarily tasked with acquisitions and due diligence for our properties. Due to his overall management of the Company, his experience regarding real estate investing, and his skills in leadership, Dr. Wong has been designated as the Chief Executive Officer and Chairman of the Board of Directors.

Dr. Eric Wong is a promoter of the company.

Mr. Edmund Y. L. WONG is our Chief Operating Officer. Dr. Wong has more than 20 years of experienced in the real estates and operations management industry.  He is the eldest brother of Dr. Eric Wong.  He was graduated from the University of Bradford, UK for his BEng (Hons) in 1993.  He has worked at Panasonic both in Malaysia and Hong Kong as the General Manager of the Sales and Services Department, for the past 20 years until entering into the real estate business in 2010.Since 2010, Mr. Wong has been tasked with the overall day to day management of our properties including the management of our full service manager. Mr. Wong is currently searching for properties in the U.K. for our future acquisition. Because of his management experiences and his involvement with our Company, Mr. Wong has been designated as the Chief Operating Officer of the Company.

Mr. Wong is a promoter of the company.

Messers. Wong and Wong are our only promoters.

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our officers and directors.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options

Eric YK Wong	2012	$-0-	-0-	-0-	$3,139	-0-
CEO, Director	2011	$-0-	-0-	-0-	$-0-	-0-

Edmund Wong	2012	$-0-	-0-	-0-	$156.95	-0-
COO	2011	$-0-	-0-	-0-	$-0-	-0-

Dr. Wong and Mr. Wong have not received any monetary compensation or salary since the inception of the Company.

 Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to CenturyTouch Ltd, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants

CenturyTouch Ltd did not grant any stock options to the executive officer during the fiscal year ended June 30, 2012. CenturyTouch Ltd has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements

There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation

Mr. Wong and Dr. Wong have agreed to provide services to us without compensation until such time as either we have sufficient earnings from our revenue.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Transfer Agent

The transfer agent for the common stock will be Globex Transfer Service with whom we have already entered into the agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this annual report, and as adjusted giving effect to the sale of 31,390,000 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Before Offering	Percent After Offering

CenturyTouch Group (1)	16,008,900	40%	0%
Dr. Eric YK Wong, CEO and Director	3,139,000	10%	0%
Edmund Yew Loong WONG, COO	1,569,500	5%	0%
Joanne Suet Peng LIU	1,569,500	5%	0%
Tiffany Hung Fan CHAN	1,569,500	5%	0%
Mina Man Yi NG	1,569,500	5%	0%
Maggie Wan Chi CHAU	3,139,000	10%	0%
Terri Suk Ling YIM	1,569,500	5%	0%
Total Principal Shareholders, Officers, and Directors as a Group	30,134,400	96%	0%
_____________
1.)	This shareholder is controlled by our CEO, Dr. Eric Wong and therefore all of the shares held by CenturyTouch Group are attributable to Mr. Wong.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this annual report.

Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space provided at no cost from our officers. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected. Dr. Eric Wong is the primary officer, director, and promoter of CenturyTouch Ltd and developed the business plan. Mr. Edmund Wong is also an officer and promoter of the Company.

The Company had outstanding balances on its notes payable to Dr. Wong our CEO and majority shareholder of the Company, in amount of $2,211,080 and $681,190 as of June 30, 2012 and 2011, respectively. The funds borrowed from the Dr. Wong were to fund the Company’s purchase of properties and daily operations. Accordingly, there are no formal promissory notes but rather an oral agreement between the CEO and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. The imputed interest expenses of $46,518 and $39,189 during the years ended June 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

Item 13. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

(1) 　 Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$16,000	Bongiovanni and Associates (Re-audit)
2012	$15,000	Stan J.H. Lee

(2) 　 Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$	Nil	Stan J.H. Lee

(3) 　 Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2012	$	Nil	Stan J.H. Lee

(4) 　 All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2012	$	Nil	Stan J.H. Lee

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed.  All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 14.  Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-185670. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURYTOUCH LTD, INC.

Date: January 15, 2014	By:	/s/ Dr. Y.K. Wong
Dr. Y.K. Wong
President and Director
(Principal Executive Officer)

Date: January 15, 2014	By:	/s/ Dr. Y.K. Wong
Dr. Y.K. Wong
Treasurer and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

CENTURYTOUCH LTD, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CenturyTouch Ltd, Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of CenturyTouch Ltd, Inc. and its subsidiary (“the Company”) as of June 30, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity, and consolidated cash flows for the years ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenturyTouch Ltd, Inc. and its subsidiary as of June 30, 2012 and 2011, and the results of its operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of June 30, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s
Bongiovanni & Associates, CPA’s
Certified Public Accountants

Cornelius, North Carolina
The United States of America
July 30, 2013

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Balance Sheets
As of June 30, 2012 and 2011

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,505	$4,602
Trade accounts receivable	2,039	-
Other receivables	38,238	948
TOTAL CURRENT ASSETS	45,782	5,550

FIXED ASSETS
Property, plant, and equipment	3,948,041	1,316,152
Land	436,580	146,239
Accumulated depreciation	(113,141)	(34,376)
NET FIXED ASSETS	4,271,480	1,428,015

TOTAL ASSETS	$4,317,262	$1,433,565

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$107,043	$305,127
Loans payable - related party	2,211,080	681,190
Accounts payable	40,871	-
Other payables and accrued liabilities	10,778	47,975
TOTAL CURRENT LIABILITIES	2,369,772	1,034,292

LONG-TERM LIABILITIES
Bank loans - non current portion	2,025,941	396,696
TOTAL LONG-TERM LIABILITIES	2,025,941	396,696

TOTAL LIABILITIES	4,395,713	1,430,988

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
as of June 30, 2012 and 2011, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares	3,139	3,139
issued and outstanding as of June 30, 2012 and 2011, respectively)
Additional paid in capital	82,570	36,052
Accumulated other comprehensive income (loss)	764	24
Accumulated deficit	(164,924)	(36,638)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(78,451)	2,577

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,317,262	$1,433,565

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Statements of Income and Comprehensive Income
For the Years ended June 30, 2012 and 2011

	For the years ended
	June 30, 2012	June 30, 2011

Revenues
Rental income	$145,725	$101,052
Cost of revenues	80,371	34,055
Gross profits	65,354	66,997

Operating expenses
General and administrative	70,839	39,244
Total Operating Expenses	70,839	39,244

Income from operations	(5,485)	27,753

Other income (expenses)
Interest expenses	(122,801)	(64,391)
Total other income (expense)	(122,801)	(64,391)

(Loss) income before income taxes	(128,286)	(36,638)

Income taxes	-	-

Net (loss)	$(128,286)	$(36,638)

Other comprehensive income
Foreign currency translation adjustment	740	24

Comprehensive income	$(127,546)	$(36,614)
Earnings per common share
Basic	**	**

Fully diluted	**	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000
_________
** Less than $.01

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Consolidated Statements of Stockholders' Equity
For the Years ended June 30, 2012 and 2011

	Common Stock, $.0001 par value		Preferred Stock, $.0001 par value		Additional Paid in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Equity

Balances as of June 30, 2010	-	$-	-	$-	$-	$-	$-	$-

Incorporations	31,390,000	3,139	-	-	(3,137)			2

Shareholder's contribution related to imputed interest					39,189			39,189

Net loss							(36,638)	(36,638)

Foreign currency translation income						24		24

Balances as of June 30, 2011	31,390,000	3,139	-	-	36,052	24	(36,638)	2,577

Shareholder's contribution related to imputed interest					46,518			46,518

Net loss							(128,286)	(128,286)

Foreign currency translation income						740		740

Balances as of June 30, 2012	31,390,000	$3,139	-	$-	$82,570	$764	$(164,924)	$(78,451)

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Statements of Cash Flows
For the Years ended June 30, 2012 and 2011

	For the years ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(128,286)	(36,638)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	80,371	34,055
Imputed interest	46,518	39,189
Changes in operating assets and liabilities:
Trade accounts receivable	(2,059)	-
Other receivables	(37,681)	(939)
Accounts payable	41,275	-
Taxes payable	(9,538)	9,585
Other payables and accrued liabilities	(26,871)	37,941
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,271)	83,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,373,602)	(678,121)
Purchase of land	(150,511)	(75,347)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,524,113)	(753,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	1,561,408	674,830
Contributions from shareholders	-	2
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,561,408	674,832

Foreign currency adjustment	(121)	45

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	903	4,602

CASH AND CASH EQUIVALENTS:
Beginning of period	4,602	-

End of period	$5,505	$4,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$76,283	$25,202
Taxes	$9,538	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$1,462,201	$695,270

See accompanying notes to these financial statements and auditors' report.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2012 AND 2011
(Expressed in USD)

1.           ORGANIZATION AND BUSINESS BACKGROUND

CenturyTouch Ltd Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 12, 2010. The Company intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company has been inactive until its Share Purchase Agreement (the “SPA”) was entered with Centurytouch Ltd., a corporation organized and existing under the laws of United Kingdom (“CTL”) on April 12, 2012.

Pursuant to the SPA, William Tay, the sole shareholder of the Company, consummated a sale of 31,390,000 shares of the Company’s common stock to CTL for an aggregate purchase price of $69,990. Simultaneously, CTL entered into a share exchange agreement with all the stockholders of CTL, pursuant to which 53 shares of CTL, representing 100% of the issued and outstanding ordinary shares of CTL, were exchanged for 17,703,960 shares of common stock of the Company. Upon completion of the exchange, CTL became a wholly-owned subsidiary of the Company and Eric Y. K. Wong, the founder and majority shareholder of CTL, then owned a ‘controlling interest’ in the Company representing 61% of the issued and outstanding shares of Common Stock. On April 21, 2012, the Company changed its name from Kallisto Ventures, Inc. to CenturyTouch Ltd Inc. to more accurately reflect its business after the share exchange transaction with CTL aforementioned.

The share exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby CTL is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of CTL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of share exchange transaction.  The Company is deemed to be a continuation of the business of CTL, which owns and operates multi-unit properties throughout the Midlands area of England.  Accordingly, the accompanying consolidated financial statements include the following:

(1)           The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)           The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of share exchange transaction.

The Company and CTL are hereafter collectively referred to as the “Company”.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) under the accrual basis of accounting, and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Actual results could differ from such estimates.

Basis of Consolidation

All inter-company transactions and balances within the Company have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Fixed Assets, Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Commercial properties	39 years	0%
Residential properties	27.5 years	0%
Furniture and fixture	7 years	0%

Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended June 30, 2012 and 2011, respectively.

Revenue Recognition

The Company’s revenue is derived from rental income from the multi-unit properties throughout the Midlands area of England. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying balance sheets as of June 30, 2012 and 2011. There are no contingent rentals included in income in the accompanying statements of operations. Revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and overhead, which are directly attributable to the revenue generation. The depreciation expenses in connection with the rental properties are included in cost of revenues.

Income Taxes

Income taxes are determined in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2011 and 2012 are open for tax examination by taxing authority.

The Company conducts its major businesses in United Kingdom and is subject to tax liabilities in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities. As of June 30, 2012 and 2011, the Company had outstanding tax due in amount of $0 and $9,538 with its tax authority in United Kingdom.

Comprehensive Income (Loss)

FASB ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of comprehensive income.

The reporting currency of the Company is the United States Dollars ("US$"). The Company's subsidiary in United Kingdom maintains its books and records in its local currency, U.K. Pound Sterling ("GBP"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the periods. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from GBP into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2012	June 30, 2011

Period ended 1GBP:US$ exchange rate	1.5684	1.6067

	For the year ended June 30, 2012	For the year ended June 30, 2011

Period average 1GBP:US$ exchange rate	1.5839	1.5917

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the periods presented in the computation of diluted earnings per share.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

3.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	June 30, 2012	June 30, 2011
Cost:
Rental properties – commercial and residential	$3,929,220	$1,316,152
Land	436,580	146,239
Furniture and fixture	18,821	0
Total	4,384,621	1,462,391
Accumulated depreciation	(113,141)	(34,376)
Net	$4,271,480	$1,428,015

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the years ended June 30, 2012 and 2011, respectively.

During the years ended June 30, 2012 and 2011, the Company had depreciation expenses of $80,371 and $34,055, respectively, included in cost of revenues.

4.           NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,211,080 and $681,190 as of June 30, 2012 and 2011, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $46,518 and $39,189 during the years ended June 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

5.           NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of June 30, 2012 and 2011:

	As of
	June 30, 2012	June 30, 2011

Lloyds TSB (1)	$0	$701,823
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,132,984	0
Total notes payable	$2,132,984	$701,823
Less: Current portion of notes payable	(107,043)	(305,127)
Total long-term notes payable	$2,025,941	$396,696
___________
* LIBOR = London Interbank Offered Rate

The outstanding balances on notes payable to Lloyds TSB were paid in full by the Company in January 2012 after the refinance with Aldermore Bank PLC.

6.           CAPITAL STRUCTURE

As of June 30, 2012, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

On April 12, 2012, CTL entered into a share exchange agreement with all the stockholders of CTL, pursuant to which 53 shares of CTL, representing 100% of the issued and outstanding ordinary shares of CTL, were exchanged for 17,703,960 shares of common stock of the Company. Upon completion of the exchange, CTL became a wholly-owned subsidiary of the Company and Eric Y. K. Wong, the founder and majority shareholder of CTL, then owned a ‘controlling interest’ in the Company representing 61% of the issued and outstanding shares of Common Stock.

7.           INCOME TAXES

United States

The Company was incorporated under the laws of the State of Delaware and is subject to U.S. tax. No provisions for income taxes had been made as the Company had no taxable income for the years presented.

United Kingdom

The Company’s subsidiary is located in United Kingdom, which is subject to United Kingdom corporate tax. Provisions for corporate taxes had been accrued.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There were no material timing differences and therefore no deferred tax asset or liability as of June 30, 2012 and 2011. There was a net operating loss carry forward as of June 30, 2012 of approximately $164,924.

The effective income tax expense for the years ended June 30, 2012 and 2011 are as follows:

	2012	2011

Current taxes	$0	$0
Deferred taxes	0	0
	$0	$0

8.           COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There was no rental expenses during the years ended June 30, 2012 and 2011, respectively.

9.           GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2012, the Company had net working capital deficiency of $2,323,990 and accumulated deficit of $164,924, and required capital for its contemplated operation and marketing activities to take place.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

10.         SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.