Form 10-Q
period 2012-09-30
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

CenturyTouch Ltd, Inc.
(Name of small business issuer in its charter)

Delaware	6500	46-1585936
(State or other Employer jurisdiction of Identification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

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

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTURYTOUCH LTD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012

	September 30, 2012	June 30, 2012
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,192	$5,505
Trade accounts receivable	-	2,039
Other receivables	-	38,238
TOTAL CURRENT ASSETS	3,192	45,782
FIXED ASSETS
Property, plant, and equipment	4,063,078	3,948,041
Land	449,301	436,580
Accumulated depreciation	(149,210)	(113,141)
NET FIXED ASSETS	4,363,169	4,271,480
TOTAL ASSETS	$4,366,361	$4,317,262
LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
CURRENT LIABILITIES
Bank loans - current portion	$110,162	$107,043
Loans payable - related party	2,315,710	2,211,080
Accounts payable	-	40,871
Other payables and accrued liabilities	5,054	10,778
TOTAL CURRENT LIABILITIES	2,430,926	2,369,772
LONG-TERM LIABILITIES
Bank loans - non current portion	2,072,325	2,025,941
TOTAL LONG-TERM LIABILITIES	2,072,325	2,025,941
TOTAL LIABILITIES	4,503,251	4,395,713
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2012 and June 30, 2012, respectively)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively)	3,139	3,139
Additional paid in capital	111,352	82,570
Accumulated other comprehensive income (loss)	(2,686)	764
Accumulated deficit	(248,695)	(164,924)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(136,890)	(78,451)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,366,361	$4,317,262

See accompanying notes to financial statements.

CENTURYTOUCH LTD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
UNAUDITED

	For the three months ended
	September 30, 2012	September 30, 2011

Revenues
Rental income	$55,149	$30,295
Cost of revenues	38,483	10,441
Gross profits	16,666	19,854
Operating expenses
General and administrative	36,439	8,448
Total Operating Expenses	36,439	8,448

Income from operations	(19,773)	11,406

Other income (expenses)
Interest expenses	(63,998)	(12,265)
Total other income (expense)	(63,998)	(12,265)

(Loss) income before income taxes	(83,771)	(859)

Income taxes	-	-

Net (loss)	$(83,771)	$(859)

Other comprehensive income
Foreign currency translation adjustment	(3,450)	(330)

Comprehensive income	$(87,221)	$(1,189)
Earnings per common share
Basic	**	**

Fully diluted	**	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000

** Less than $.01

See accompanying notes to financial statements.

CENTURYTOUCH LTD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
UNAUDITED

	For the three months ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(83,771)	(859)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	32,094	10,441
Imputed interest	28,701	9,690
Changes in operating assets and liabilities:
Trade accounts receivable	2,055	-
Other receivables	38,537	908
Accounts payable	(41,191)	-
Taxes payable	-	-
Other payables and accrued liabilities	(5,913)	(38,375)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29,488)	(18,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	-
Purchase of land	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(12,385)	(11,270)
Proceeds from related party loans	39,372	24,394
Contributions from shareholders	81	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,068	13,124

Foreign currency adjustment	107	24

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,313)	(5,047)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,505	4,602

End of period	$3,192	$(445)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$35,297	$2,575
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$-

See accompanying notes to financial statements.

CenturyTouch Ltd, Inc., Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(Expressed in USD)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended June 30, 2012 and 2011 thereto contained in the registration statement in Form S-11.

2. ORGANIZATION AND BUSINESS BACKGROUND

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-09, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	September 30, 2012	June 30, 2012
Cost:
Rental properties – commercial and residential	$4,043,709	$3,929,220
Land	449,301	436,580
Furniture and fixture	19,369	18,821
Total	4,512,379	4,384,621
Accumulated depreciation	(149,210)	(113,141)
Net	$4,363,169	$4,271,480

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, the Company had depreciation expenses of $32,094 and $10,441, respectively, included in cost of revenues.

5. NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,315,710 and $2,211,080 as of September 30, 2012 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $28,701 and $9,690 during the three months ended September 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

6. NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of September 30, 2012 and June 30, 2012:

	As of
	September 30, 2012	June 30, 2012
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,182,487	2,132,984
Total notes payable	$2,182,487	$2,132,984
Less: Current portion of notes payable	(110,162)	(107,043)
Total long-term notes payable	$2,072,325	$2,025,941

* LIBOR = London Interbank Offered Rate

7. CAPITAL STRUCTURE

As of September 30, 2012, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

8. COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the three months ended September 30, 2012 and 2011, respectively.

9. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2012, the Company had net working capital deficiency of $2,427,734 and accumulated deficit of $248,695, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-11 registration statement most recently filed on December 10, 2013. This discussion contains forward-looking statements that involve risks and uncertainties.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Background Overview

CenturyTouch Ltd, Inc. a Delaware company, was incorporated in the State of Delaware in August 2010. We were previously Kallisto Ventures, Inc. In April 2012, we merged, in a share exchange agreement with CenturyTouch Limited, a British private company. The name of the Company was changed to CenturyTouch Ltd and Dr. Eric Wong became our CEO. We currently own all of the assets of CenturyTouh Limited and owned eight (8) various properties throughout the Midlands area of England. We plan to continue purchasing residential and commercial properties throughout the world for rental. Specifically, we look to purchase properties in England, Malaysia, and Australia. Our properties currently carry debt of up to 50% of the appraised or purchase value of the property with one bank, Aldermore Bank who holds a first position interest in the properties with the exception of our Bridge Street property which is owned free of encumbrances.

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

Results of Operations for the Quarter ending September 30, 2012

Assets

At September 30, 2012 we had $3,192 in cash and $4,363,169 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

For the three months ended September 30, 2012, we generated $55,149 in rental income compared to $30,295 for the three months ended September 30, 2011. We also recognized $38,483 in cost of revenues for the three months ended September 30, 2012 compared to cost of revenues in amount of $10,441 for the three months ended September 30, 2011.

Operating Expense

Total operating expenses for the three months ended September 30, 2012 were $36,439 compared to expenses for the three months ended September 30, 2011 of $8,448. The increase was due mostly to our expenses related to our S-11 registration statement.

Interest Expense

For the three months ended September 30, 2012, we recognized $63,998 in interest expense, consisting of the interest of $35,297 paid on the mortgages on our real properties, and interest of $28,701 imputed on related parties’ loan. Comparatively, we recognized $12,265 in interest expense for the three months ended September 30, 2011, consisting of the interest of $2,575 paid on the mortgages on our real properties, and interest of $9,690 imputed on related parties’ loan.

 Net Loss

Net loss for the three months ended September 30, 2012 was $(83,771) compared to the three months ended September 30, 2011 of $(859).

Liquidity and Capital Resources

At September 30, 2012, we had $3,192 in cash.

Long Term Liabilities

We have bank loans on our properties totaling $2,182,487, of which $110,162 payable within one year. We also have $2,315,710 owed to related parties and due on demand. The funds were borrowed from our President, Dr. Eric Wong and were to fund our purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement with Mr. Wong. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $28,701 and $9,690 during the three months ended September 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company had $3,192 in cash as of September 30, 2012. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of September 30, 2012, the Company had net working capital deficiency of $2,427,734 and accumulated deficit of $248,695, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,315,710 and $2,211,080 as of September 30, 2012 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $28,701 and $9,690 during the three months ended September 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution. . The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer as of September 30, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company. The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
Name: Dr. Y.K. Wong
Title: President and Director
(Principal Executive Officer)

Date: January 15, 2014	By:	/s/ Dr. Y.K. Wong
Name: Dr. Y.K. Wong
Title: Treasurer and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)