Form 10-Q
period 2012-12-31
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED December 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Balance Sheets
As of December 31, 2012 and June 30, 2012

	December 31, 2012	June 30, 2012
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,243	$5,505
Trade accounts receivable	-	2,039
Other receivables	-	38,238
TOTAL CURRENT ASSETS	19,243	45,782

FIXED ASSETS
Property, plant, and equipment	4,093,285	3,948,041
Land	452,641	436,580
Accumulated depreciation	(183,335)	(113,141)
NET FIXED ASSETS	4,362,591	4,271,480

TOTAL ASSETS	$4,381,834	$4,317,262

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$110,981	$107,043
Loans payable - related party	2,331,213	2,211,080
Accounts payable	-	40,871
Other payables and accrued liabilities	53,417	10,778
TOTAL CURRENT LIABILITIES	2,495,611	2,369,772

LONG-TERM LIABILITIES
Bank loans - non current portion	2,072,788	2,025,941
TOTAL LONG-TERM LIABILITIES	2,072,788	2,025,941

TOTAL LIABILITIES	4,568,399	4,395,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
as of December 31, 2012 and June 30, 2012, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares	3,139	3,139
issued and outstanding as of December 31, 2012 and June 30, 2012, respectively)
Additional paid in capital	140,730	82,570
Accumulated other comprehensive income (loss)	(4,273)	764
Accumulated deficit	(326,161)	(164,924)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(186,565)	(78,451)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,381,834	$4,317,262

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Operation and Comprehensive Income
For the three and six months ended December 31, 2012 and 2011

	For the three months ended		For the six months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Revenues
Rental income	$63,559	$32,762	$118,708	$63,057
Cost of revenues	40,139	11,759	78,622	22,200
Gross profits	23,420	21,003	40,086	40,857

Operating expenses
General and administrative	39,063	6,393	75,502	14,841
Total Operating Expenses	39,063	6,393	75,502	14,841

Income from operations	(15,643)	14,610	(35,416)	26,016

Other income (expenses)
Interest expenses	(61,823)	(9,873)	(125,821)	(22,138)
Total other income (expense)	(61,823)	(9,873)	(125,821)	(22,138)

(Loss) income before income taxes	(77,466)	4,737	(161,237)	3,878

Income taxes	-	1,318	-	1,318

Net (loss)	$(77,466)	$3,419	$(161,237)	$2,560

Other comprehensive income
Foreign currency translation adjustment	(1,587)	(278)	(5,037)	(608)

Comprehensive income	$(79,053)	$3,141	$(166,274)	$1,952
Earnings per common share
Basic	**	**	$(0.01)	**

Fully diluted	**	**	$(0.01)	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000	31,390,000	31,390,000
_________
** Less than $.01

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Cash Flows
For the six months ended December 31, 2012 and 2011

	For the six months ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(161,237)	2,558
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	64,683	22,200
Imputed interest	58,079	19,593
Changes in operating assets and liabilities:
Trade accounts receivable	2,071	-
Other receivables	38,835	(1,461)
Accounts payable	(41,509)	-
Taxes payable	-	1,318
Other payables and accrued liabilities	41,380	(37,925)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	2,302	6,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(418,855)
Purchase of land	-	(44,419)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(463,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(27,121)	(24,820)
Proceeds from related party loans	37,998	476,397
Contributions from shareholders	81	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,958	451,577

Foreign currency adjustment	478	(24)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,738	(5,438)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,505	4,602

End of period	$19,243	$(836)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$67,742	$2,545
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$-

See accompanying notes to financial statements.

CenturyTouch Ltd, Inc., Inc. and Subsidiary
Notes to Financial Statements
December 31, 2012
(Unaudited)

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	December 31, 2012	June 30, 2012
Cost:
Rental properties – commercial and residential	$4,073,772	$3,929,220
Land	452,641	436,580
Furniture and fixture	19,513	18,821
Total	4,545,926	4,384,621
Accumulated depreciation	(183,335)	(113,141)
Net	$4,362,591	$4,271,480

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the six months ended December 31, 2012 and 2011, respectively.

During the six months ended December 31, 2012 and 2011, the Company had depreciation expenses of $64,683 and $22,200, respectively, included in cost of revenues.

5. NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,331,213 and $2,211,080 as of December 31, 2012 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $58,079 and $19,593 during the six months ended December 31, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

6. NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of December 31, 2012 and June 30, 2012:

	As of
	December 31, 2012	June 30, 2012
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,183,769	2,132,984
Total notes payable	$2,183,769	$2,132,984
Less: Current portion of notes payable	(110,981)	(107,043)
Total long-term notes payable	$2,072,788	$2,025,941
___________
* LIBOR = London Interbank Offered Rate

7. CAPITAL STRUCTURE

As of December 31, 2012, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

8. COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the six months ended December 31, 2012 and 2011, respectively.

9. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2012, the Company had net working capital deficiency of $2,476,368 and accumulated deficit of $326,161, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Background Overview

CenturyTouch Ltd, Inc., a Delaware company, was incorporated in the State of Delaware in August 2010. We were previously Kallisto Ventures, Inc. In April 2012, we merged, in a share exchange agreement with CenturyTouch Limited, a British private company. The name of the Company was changed to CenturyTouch Ltd and Dr. Eric Wong became our CEO. We currently own all of the assets of CenturyTouch Limited and owned eight (8) various properties throughout the Midlands area of England. We plan to continue purchasing residential and commercial properties throughout the world for rental. Specifically, we look to purchase properties in England, Malaysia, and Australia. Our properties currently carry debt of up to 50% of the appraised or purchase value of the property with one bank, Aldermore Bank who holds a first position interest in the properties with the exception of our Bridge Street property which is owned free of encumbrances.

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

Results of Operations for the Quarter ending December 31, 2012

Assets

At December 31, 2012 we had $19,243 in cash and $4,362,591 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

For the three months ended December 31, 2012, we generated $63,559 in rental income compared to $32,762 for the three months ended December 31, 2011. We also recognized $40,139 in cost of revenues for the three months ended December 31, 2012 compared to our cost of revenues in amount of $11,759for the three months ended December 31, 2011. For the six months ended December 31, 2012, we generated $118,708 in rental income compared to $63,057 for the six months ended December 31, 2011. We also recognized $78,622 in cost of revenues for the six months ended December 31, 2012 compared to our cost of revenues in amount of $22,200 for the six months ended December 31, 2011.

Operating Expense

Total operating expenses for the three and six months ended December 31, 2012 were $39,063 and $75,502 respectively, compared to operating expenses of $6,393 and $14,481 for the three and six months ended December 31, 2011, respectively. The increase was due mostly to our expenses related to our S-11 registration statement.

Interest Expense

For the three and six months ended December 31, 2012, we recognized interest expenses of $61,823 and $125,821, respectively, compared to interest expenses of $9,873 and $22,138 for the three and six months ended December 31, 2011, respectively. Our interest expenses included the interest paid on the mortgages on our real properties, which were $67,742 and $2,545 for the six months ended December 31, 2012 and 2011, respectively, and interests imputed on related parties’ loans, which were $58,079 and $19,593 for the six months ended December 31, 2012 and 2011, respectively.

Net Loss

Net loss for the three and six months ended December 31, 2012 was $(77,466) and $(161,237) compared to net income of $3,419 and $2,560 for the three and six months ended December 31, 2011, respectively.

Liquidity and Capital Resources

At December 31, 2012, we had $19,243 in cash.

Long Term Liabilities

We have bank loans on our properties totaling $2,183,769, of which $110,981 payable within one year.. We also have $2,331,213 owed to related parties and due on demand. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $58,079 and $19,593 during the six months ended December 31, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three and six months ended December 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement. During the three and six months ended December 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

We had $19,243 in cash as of December 31, 2012. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of December 31, 2012, we had net working capital deficiency of $2,476,368 and accumulated deficit of $326,161, and required capital for its contemplated operation and marketing activities to take place.

Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

The investigation of prospective financing candidates involves the expenditure of capital. We will likely have to look to Dr. Wong or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,331,213 and $2,211,080 as of December 31, 2012 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $58,079 and $19,593 during the six months ended December 31, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution. We may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive Officer and Chief Financial Officer as of December 31, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

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
____________
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