Form 10-Q
period 2013-03-31
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 14, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CenturyTouch Ltd Inc. and subsidiary
Consolidated Balance Sheets
As of March 31, 2013 and June 30, 2012

	March 31, 2013	June 30, 2012
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,191	$5,505
Trade accounts receivable	-	2,039
Other receivables	9,605	38,238
TOTAL CURRENT ASSETS	170,796	45,782

FIXED ASSETS
Property, plant, and equipment	3,834,915	3,948,041
Land	423,998	436,580
Accumulated depreciation	(201,999)	(113,141)
NET FIXED ASSETS	4,056,914	4,271,480

TOTAL ASSETS	$4,227,710	$4,317,262

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$103,958	$107,043
Loans payable - related party	2,416,593	2,211,080
Accounts payable	-	40,871
Other payables and accrued liabilities	914	10,778
TOTAL CURRENT LIABILITIES	2,521,465	2,369,772

LONG-TERM LIABILITIES
Bank loans - non current portion	1,928,078	2,025,941
TOTAL LONG-TERM LIABILITIES	1,928,078	2,025,941

TOTAL LIABILITIES	4,449,543	4,395,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
as of March 31, 2013 and June 30, 2012, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares	3,139	3,139
issued and outstanding as of March 31, 2013 and June 30, 2012, respectively)
Additional paid in capital	168,487	82,570
Accumulated other comprehensive income (loss)	8,376	764
Accumulated deficit	(401,835)	(164,924)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(221,833)	(78,451)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,227,710	$4,317,262

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended March 31, 2013 and 2012
(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenues
Rental income	$49,874	$35,818	$168,458	$98,905
Cost of revenues	35,701	28,198	114,638	50,684
Gross profits	14,173	7,620	53,820	48,221

			405,369
Operating expenses
General and administrative	36,250	16,008	105,757	30,921
Total Operating Expenses	36,250	16,008	105,757	30,921

Income from operations	(22,077)	(8,388)	(51,937)	17,300

Other income (expenses)
Interest expenses	(59,482)	(39,471)	(184,974)	(61,681)
Total other income (expense)	(59,482)	(39,471)	(184,974)	(61,681)

(Loss) income before income taxes	(81,559)	(47,859)	(236,911)	(44,381)

Income taxes	-	-	-	-

Net (loss)	$(81,559)	$(47,859)	$(236,911)	$(44,381)

Other comprehensive income
Foreign currency translation adjustment	1,477	(816)	7,612	(135)

Comprehensive income	$(80,082)	$(48,675)	$(229,299)	$(44,516)
Earnings per common share
Basic	**	**	$(0.01)	**

Fully diluted	**	**	$(0.01)	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000	31,390,000	31,390,000

** Less than $.01
See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2013 and 2012
(Unaudited)

	For the nine months ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(236,911)	(44,381)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	95,505	48,577
Imputed interest	85,836	30,135
Changes in operating assets and liabilities:
Trade accounts receivable	2,053	(7,922)
Other receivables	28,543	(41,065)
Accounts payable	(41,152)	-
Taxes payable	-	-
Other payables and accrued liabilities	(9,905)	(37,767)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(76,031)	(52,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(677)	(481,977)
Purchase of land	-	(51,440)
NET CASH (USED IN) INVESTING ACTIVITIES	(677)	(533,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(40,930)	-
Proceeds from related party loans	279,132	581,531
Contributions from shareholders	81	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	238,283	581,531

Foreign currency adjustment	(5,889)	(60)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155,686	(4,369)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,505	4,602

End of period	$161,191	$233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$99,138	$31,546
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$2,453,840

See accompanying notes to financial statements.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013
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

2.ORGANIZATION AND BUSINESS BACKGROUND

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	March 31, 2013	June 30, 2012
Cost:
Rental properties – commercial and residential	$3,815,983	$3,929,220
Land	423,998	436,580
Furniture and fixture	18,932	18,821
Total	4,258,913	4,384,621
Accumulated depreciation	(201,999)	(113,141)
Net	$4,056,914	$4,271,480

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the nine months ended March 31, 2013 and 2012, respectively.

During the nine months ended March 31, 2013 and 2012, the Company had depreciation expenses of $95,505 and $48,577, respectively, included in cost of revenues.

5. NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,416,593 and $2,211,080 as of March 31, 2013 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $85,836 and $30,135 during the nine months ended March 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

6. NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of March 31, 2013 and June 30, 2012:

	As of
	March 31, 2013	June 30, 2012
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,032,036	2,132,984
Total notes payable	$2,032,036	$2,132,984
Less: Current portion of notes payable	(103,958)	(107,043)
Total long-term notes payable	$1,928,078	$2,025,941

* LIBOR = London Interbank Offered Rate

7. CAPITAL STRUCTURE

As of March 31, 2013, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

8. COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the nine months ended March 31, 2013 and 2012, respectively.

9. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2013, the Company had net working capital deficiency of $2,350,669 and accumulated deficit of $401,835, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations for the Quarter ending March 31, 2013

Assets

At March 31, 2013 we had $161,191 in cash and $4,056,914 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

For the three months ended March 31, 2013, we generated $49,874 in rental income compared to $35,818 for the three months ended March 31, 2012. We also realized $35,701 in cost of revenues for the three months ended March 31, 2013 compared to cost of revenues in amount of $28,198 for the three months ended March 31, 2012. For the nine months ended March 31, 2013, we generated $168,458 in rental income compared to $98,905 for the nine months ended March 31, 2012. We also recognized $114,638 in cost of revenues for the nine months ended March 31, 2013 compared to cost of revenues in amount of $50,684 for the nine months ended March 31, 2012.

Operating Expense

Total operating expenses for the three and nine months ended March 31, 2013 were $36,250 and $105,757 respectively compared to expenses for the three and nine months ended March 31, 2012 of $16,008 and $30,921. The increase was due mostly to our expenses related to our S-11 registration statement.

Interest Expense

For the three and nine months ended March 31, 2013, we recognized interest expenses of $59,482 and $184,974, respectively, compared to interest expenses of $39,471 and $61,681 for the three and nine months ended March 31, 2012, respectively. Our interest expenses included the interest paid on the mortgages on our real properties, which were $99,138 and $31,546 for the nine months ended March 31, 2013 and 2012, respectively, and interests imputed on related parties’ loans, which were $85,836 and $30,135 for the nine months ended March 31, 2013 and 2012, respectively.

Net Loss

Net loss for the three and nine months ended March 31, 2013 was $(81,559) and $(236,911), respectively, compared to net loss of $(47,859) and $(44,381) for the three and nine months ended March 31, 2012, respectively.

Liquidity and Capital Resources

At March 31, 2013, we had $161,191 in cash.

Long Term Liabilities

We have bank loans on our properties totaling $2,032,036, of which $103,958 payable within one year. We also have $2,416,593 owed to related parties and due on demand. The funds were borrowed from our President, Dr. Eric Wong and were to fund our purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement with Mr. Wong. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $85,836 and $30,135 during the nine months ended March 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three and nine months ended March 31, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement. During the three and nine months ended March 31, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company had $161,191 in cash as of March 31, 2013. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of March 31, 2013, the Company had net working capital deficiency of $2,350,669 and accumulated deficit of $401,835, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,416,593 and $2,211,080 as of March 31, 2013 and June 30, 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $85,836 and $30,135 during the nine months ended March 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer as of March 31, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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