Form 10-K
period 2013-06-30
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2013

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
Jillian Ivey Sidoti, Esq
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 16, 2014, there were 31,390,000shares outstanding of the registrant’s common stock.

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

E – We plan to continue to look for commercial properties and shops throughout Midlands region in England. We hope, with bank financing and loans from our officers, that we are able to purchase a total of 7 to 12 more properties by March 2014.

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

Our Properties

The acquisition date set forth in the following table was the date when each property was acquired by CenturyTouch Limited, the British subsidiary of the Company. We currently own eight (8) properties, book value of which were approximately $4,019,339 as of June 30, 2013 and have mortgageson those properties of approximately $2,015,311, collectively, as of June 30, 2013. These values are based on the purchase price less depreciation. One of our properties has no debt and is owned free and clear. All of our properties are encumbered by debt by one bank, Aldermore Bank, with the same terms and conditions:

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

Rental rates for our residential units range between $550 and $850 monthly and we determine the rates using a comparative model where our management company informs us of the then current market rates in the area based on what other comparable units are renting for. Rental rates for our Commercial units range between $1,200 and $2,000 using the same comparative approach. No prior rental history existed before the acquisition of each property since all properties needed to be refurbished into rentable units after the acquisition.

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

General Risks Related to Our Business

Our independent auditors have expressed in their report substantial doubt about our ability to continue as a going concern. We posted a net loss of $379,688 in 2013.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. In 2013, we posted a net loss of $379,688 and a net loss of $128,286 in 2012.

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

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment

We are currently running on a thin profit margin and may not be able to meet our debt obligations. All of our properties that we own are currently leveraged with bank financing. Even though we are currently experiencing 100% occupancy at all of our properties, this could change and we may not be able to make our mortgage payments since we only have $50,164 in cash as of June 30, 2013. To fully implement our business plan we will require substantial additional funding.

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

Due to our lack of sufficient accounting staff with knowledge or expertise in US GAAP, it is likely that we conclude our internal controls over financial reporting are not effective. Our accounting firm is located in the UK and is registered with the Institute of Chartered Accountants. Our books have been kept in accordance with this and the financial statements are prepared by this same accountant who issomewhat familiar with US GAAP but are by no means experts.

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

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,383,413 and $2,211,080 as of June 30, 2013 and 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $117,024 and $46,518 during the years ended June 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution. The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

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

CenturyTouch Ltd Shareholder	Shares of Common Stock Owned Prior to Offering	Shares of Common Stock Owned After Offering

Holding through Centurytouch Group Ltd. (1)	16,008,900	0
Dr. Eric Y. K. WONG (2)	3,139,000	0
Irene Lai Lin CHAN (3)	847,530	0
Stephen STOREY	15,695	0
Edmund Yew Loong WONG (4)	1,569,500	0
Annette Wei Ling LEE	15,695	0
Joanne Suet Peng LIU (5)	1,569,500	0
Derek Yau Wing LIU	15,695	0
James Kwok Seng CHAN	15,695	0
Chai Thai CHAN	15,695	0
Linda Lai Mooi LAI	15,695	0
Mick WaiChuen LAI	15,695	0
Kevin Kai Cheong LAI	15,695	0
Pu Yi WONG	15,695	0
Tiffany Hung Fan CHAN	1,569,500	0
Hung Woon CHAN	15,695	0
Yee Sha CHAN	15,695	0
Cho Yuk SO	15,695	0
Mina Man Yi NG	1,569,500	0
Maggie Wan Chi CHAU (6)	3,139,000	0
Sun CHONG	15,695	0
Michael Chi Fai CHAU	15,695	0
Terri Suk Ling YIM	1,569,500	0
To Chung YIM	15,695	0
Sim Fung LEE	15,695	0
Ruby Suk Wah YIM	15,695	0
Ivy Shuk Kwan YIM	15,695	0
Jessie Shuk Yee YIM	15,695	0
Karen Fung Chu LI	15,695	0
Fung Mui LEE	15,695	0
Eric TakYau LI	15,695	0
Tak Cheung LI	15,695	0
Dennis Tak Yee LI	15,695	0
Ken Chiu Kam NGAN	15,695	0
Kylie Lay Beng KOAY	15,695	0
________________
(1)	CenturyTouch Group Ltd is controlled by EricWong, our CEO.
(2)	Eric Wong is our CEO, Treasurer, and Chairman
(3)	Irene Lai Chan is the mother of our CEO and COO
(4)	Edmund Wong is our COO
(5)	Joanne Liu is the sister of our CEO and COO
(6)	Maggie Chau is the wife of our CEO and therefore Eric Wong, our CEO beneficially owns her shares.

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

For the fiscal year ended June 30, 2013 we generated revenues of $238,765 and cost of revenues of $153,408 resulting in gross profit of $85,357. Our revenues were derived from the rental income of our properties. The cost of revenues wasa result of depreciation expense and commission. During this time, we incurred operating expenses of $217,812, which included general and administrative costs, and interest expenses of $247,233 resulting in a net loss of $379,688. We believe that rental income and loans from our officer will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the fiscal years ended June 30, 2012 and June 30, 2013

For fiscal year ended June 30, 2013 we generated revenues of $238,765 and cost of revenues of $153,408 resulting in gross profit of $85,357. All of our revenues were derived from rental income. The cost of revenues ofapproximately $153,408 wasrelated to depreciation expense and commission. Currently the rental income from our properties fails to cover our mortgages and administrative expenses, resulting in a net loss of $379,688. During this time, we incurred operating expenses of $217,812, which included general and administrative expenses, and interest expenses of $247,233 consisting of the interest of $130,209 paid on the mortgages on our real properties, and interest of $117,024 imputed on related parties’ loan.. For the fiscal year ended June 30, 2012, due to the income from our 8 properties, we had rental income of $145,725. We incurred $70,839 in administrative expenses, mostly due to management fees related to our rental income. We also incurred interest expenses of $122,801 consisting of the interest of $76,283 paid on the mortgages on our real properties, and interest of $46,518 imputed on related parties’ loan.. This resulted in a net loss of $128,286 for the fiscal year ended June 30, 2012. Although our revenues increased by $93,040, our gross profit only increased by $20,003 due to a $73,037 increase in cost of revenues. Our cost of revenues was primarily attributable to depreciation expense related to our 8 rental properties. Our British subsidiary acquired approximately 40% of the properties in February of 2012, as a result, the depreciation expense of the properties in the year ended June 30, 2012 covered 5 months, rather than the whole year in 2013.

Our net loss in the year ended June 30, 2013 was $379,688 compared to a loss of $128,286 in the year ended June 30, 2012. This is in large part because of our increase in both administrative and interest expenses. Administrative expenses increase by $146,973 and interest expense increased by $124,432.

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

Assets

We currently have assets that total approximately $4,092,014 and consist of real property in the country of Great Britain. These assets were purchased in British pounds, and thus their value will fluctuate with the fluctuation of the US Dollar and British pound.

Liabilities

Our properties are currently secured with debt totaling approximately $2,015,311, all of which were with one bank, Aldermore Bank. To purchase the properties, our CEO, Dr. Eric Wong, provided us with approximately $2,383,413 to purchase our properties.

Liquidity and Capital Resources

The Company had$50,164 in cash as of June 30, 2013. We believe our cash uses will go towards travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. The interest payments for the next 12 months (7/1/2013 – 6/30/2014) are $120,184 in total. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,383,413 and $2,211,080 as of June 30, 2013 and 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $117,024 and $46,518 during the years ended June 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of June 30, 2013, based on these criteria.

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

EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our officers and directors.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options

Eric YK Wong	2012	$-0-	-0-	-0-	$3,139	-0-
CEO, Director	2013	$-0-	-0-	-0-	$-0-	-0-

Edmund Wong	2012	$-0-	-0-	-0-	$156.95	-0-
COO	2013	$-0-	-0-	-0-	$-0-	-0-

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

Stock Option Grants

CenturyTouch Ltd did not grant any stock options to the executive officer during the most recent fiscal year ended June 30, 2013. CenturyTouch Ltd has also not granted any stock options to the Executive Officers since incorporation.

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

The Company had outstanding balances on its notes payable to Dr. Wong our CEO and majority shareholder of the Company, in amount of $2,383,413 and $2,211,080 as of June 30, 2013 and 2012, respectively. The funds borrowed from the Dr. Wong were to fund the Company’s purchase of properties and daily operations. Accordingly, there are no formal promissory notes but rather an oral agreement between the CEO and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. The imputed interest expenses of $117,024 and $46,518 during the years ended June 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

(1) Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$16,000	Bongiovanni and Associates
2012	$16,000	Bongiovanni and Associates (Re-audit)
2012	$15,000	Stan J.H. Lee

(2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$	Nil	Bongiovanni and Associates
2012	$	Nil	Stan J.H. Lee

(3) Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$	Nil	Bongiovanni and Associates
2012	$	Nil	Stan J.H. Lee

(4) All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013		$15,000	Bongiovanni and Associates
2012	$	Nil	Stan J.H. Lee

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

Item 14. Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-185670. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

CENTURYTOUCH LTD, INC.

Date: January 16, 2014	By:	/s/ Dr. Y.K. Wong
Dr. Y.K. Wong
President and Director
(Principal Executive Officer)

Date: January 16, 2014	By:	/s/ Dr. Y.K. Wong
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
Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CenturyTouch Ltd, Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of CenturyTouch Ltd, Inc. and its subsidiary (“the Company”) as of June 30, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity, and consolidated cash flows for the years ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenturyTouch Ltd, Inc. and its subsidiary as of June 30, 2013 and 2012, and the results of its operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency as of June 30, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 11 to the financial statements, the Company restated its consolidated financial statements for the year ended June 30, 2012, which was audited by the predecessor auditor, due to understatement of trade accounts receivable, receipts in advance, noncurrent portion of bank loan, common stock, additional paid in capital, accumulated other comprehensive income (loss), rental income, cost of revenue, interest expense, foreign currency translation adjustment, weighted average common shares outstanding basic, and fully diluted; and overstatement of cash and cash equivalents, other assets, land and building, investments, current portion of bank loan, accounts payable, accruals and deferred income, accumulated other comprehensive income, general and administrative.

Bongiovanni & Associates, CPA’s
Certified Public Accountants
Cornelius, North Carolina
The United States of America
October 29, 2013

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Balance Sheets
As of June 30, 2013 and 2012

		Restated
	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,164	$5,505
Trade accounts receivable	-	2,039
Other receivables	-	38,238
Other Assets	6,634	-
Other Assets - related expense	15,877	-
TOTAL CURRENT ASSETS	72,675	45,782

FIXED ASSETS
Property, plant, and equipment	3,828,221	3,948,041
Land	423,330	436,580
Accumulated depreciation	(232,212)	(113,141)
NET FIXED ASSETS	4,019,339	4,271,480

TOTAL ASSETS	$4,092,014	$4,317,262

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY
CURRENT LIABILITIES
Bank loans - current portion	$65,429	$107,043
Loans payable - related party	2,383,413	2,211,080
Accounts payable	24,023	40,871
Receipt in advance	-	10,778
TOTAL CURRENT LIABILITIES	2,472,865	2,369,772

LONG-TERM LIABILITIES
Bank loans - non current portion	1,949,882	2,025,941
TOTAL LONG-TERM LIABILITIES	1,949,882	2,025,941

TOTAL LIABILITIES	4,422,747	4,395,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
as of June 30, 2013 and 2012, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares,	3,139	3,139
issued and outstanding as of June 30, 2013 and 2012, respectively)
Additional paid in capital	199,671	82,570
Accumulated other comprehensive income (loss)	11,069	764
Retained earnings	(544,612)	(164,924)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(330,733)	(78,451)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,092,014	$4,317,262

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Statements of Income and Comprehensive Income
For the Years ended June 30, 2013 and 2012

	For the years ended
	June 30, 2013	Restated June 30, 2012

Revenues
Rental income	$238,765	$145,725
Cost of revenues	153,408	80,371
Gross profits	85,357	65,354

Operating expenses
General and administrative	217,812	70,839
Total Operating Expenses	217,812	70,839

Income from operations	(132,455)	(5,485)

Other income (expenses)
Interest expenses	(247,233)	(122,801)
Total other income (expense)	(247,233)	(122,801)

(Loss) income before income taxes	(379,688)	(128,286)

Income taxes	-	-

Net (loss) income	$(379,688)	$(128,286)

Other comprehensive income
Foreign currency translation adjustment	10,305	740

Comprehensive income	$(369,383)	$(127,546)
Earnings per common share
Basic	$(0.01)	**

Fully diluted	$(0.01)	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000
________
** Less than $.01

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Consolidated Statements of Stockholders' Equity (Restated)
For the Years ended June 30, 2013 and 2012

	Common Stock,		Preferred Stock,		Additional	Accumulated Other		Total
	$.0001 par value		$.0001 par value		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Earnings	Equity

Balances as of June 30, 2011	31,390,000	3,139	-	-	36,052	24	(36,638)	2,577

Shareholder's contribution related to imputed interest	-	-	-	-	46,518	-	-	46,518

Net (loss)	-	-	-	-	-	-	(128,286)	(128,286)

Foreign currency translation income	-	-	-	-	-	740	-	740

Balances as of June 30, 2012	31,390,000	$3,139	-	$-	$82,570	$764	$(164,924)	$(78,451)

Incorporations	-	-	-	-	-	-	-	-

Shareholder's contribution	-	-	-	-	117,101	-	-	117,101

Net (loss)	-	-	-	-	-	-	(379,688)	(379,688)

Foreign currency translation income	-	-	-	-	-	10,305	-	10,305

Balances as of June 30, 2013	31,390,000	$3,139	-	$-	$199,671	$11,069	$(544,612)	$(330,733)

See accompanying notes to these financial statements and auditors' report.

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Statements of Cash Flows
For the Years ended June 30, 2013 and 2012

	For the years ended
		Restated
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(379,688)	(128,286)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	126,314	80,371
Imputed Interest	117,024	46,518
Changes in operating assets and liabilities:
Trade accounts receivable	2,039	(2,059)
Other receivables	38,230	(37,681)
Prepaid expenses	(23,211)	-
Accounts payable	(16,093)	41,275
Taxes payable	-	(9,538)
Other payables and accrued liabilities	(10,776)	(26,871)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(146,161)	(36,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(1,373,602)
Purchase of land	-	(150,511)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,524,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	246,885	1,561,408
(Repayments) to bank loan	(54,586)	-
Contributions from shareholders	80	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	192,379	1,561,408

Foreign currency adjustment	(1,559)	(121)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,659	903

CASH AND CASH EQUIVALENTS:
Beginning of period	5,505	4,602

End of period	$50,164	$5,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$130,209	$76,283
Taxes	$99	$9,538

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$1,462,201

See accompanying notes to these financial statements and auditors' report.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

1. ORGANIZATION AND BUSINESS BACKGROUND

CenturyTouch Ltd Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 12, 2010. The Company intended to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business. The Company has been inactive until its Share Purchase Agreement (the “SPA”) was entered with Centurytouch Ltd., a corporation organized and existing under the laws of United Kingdom (“CTL”) on April 12, 2012.

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
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

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

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended June 30, 2013 and 2012, respectively.

Revenue Recognition

The Company’s revenue is derived from rental income from the multi-unit properties throughout the Midlands area of England. In accordance with section 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying balance sheets as of June 30, 2013 and 2012. There are no contingent rentals included in income in the accompanying statements of operations. Revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2013 and 2012 are open for tax examination by taxing authority.

The Company conducts its major businesses in United Kingdom and is subject to tax liabilities in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities. As of June 30, 2013 and 2012, the Company had outstanding tax due in amount of $0 and $9,538, respectively, with its tax authority in United Kingdom.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

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

Translation of amounts from GBP into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2013	June 30, 2012
Period ended 1GBP:US$ exchange rate	1.5208	1.5684

	For the year ended June 30, 2013	For the year ended June 30, 2012
Period average 1GBP:US$ exchange rate	1.5681	1.5839

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-11, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	June 30, 2013	June 30, 2012
		(Restated)
Cost:
Rental properties – commercial and residential	$3,809,971	$3,929,220
Land	423,330	436,580
Furniture and fixture	18,250	18,821
Total	4,251,551	4,384,621
Accumulated depreciation	(232,212)	(113,141)
Net	$4,019,339	$4,271,480

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the years ended June 30, 2013 and 2012, respectively.

During the years ended June 30, 2013 and 2012, the Company had depreciation expenses of $126,314 and $80,371, respectively, included in cost of revenues.

4. NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,383,413 and $2,211,080 as of June 30, 2013 and 2012, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $117,024 and $46,518 during the years ended June 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

5. NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of June 30, 2013 and 2012:

	As of
	June 30, 2013	June 30, 2012
		(Restated)

Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,015,311	2,132,984
Total notes payable	$2,015,311	$2,132,984
Less: Current portion of notes payable	(65,429)	(107,043)
Total long-term notes payable	$1,949,882	$2,025,941
___________
* LIBOR = London Interbank Offered Rate

The mortgage finance with Aldermore Bank PLC commenced on February of 2012 and secured by the following properties with total book value of approximately $3,403,777 as of June 30, 2013.

240 Derby Road, Nottingham, NG7 1NX
27-29 Westgate & 61-63 Welby Street, Grantham, Lincolnshire, NG34 6LX
310, 312, 314, & 343 Carlton Hill, Nottingham, NG4 1JE
53 High Street, King’s Lynn, Norfolk, PE30 1BE
62 Gold Street, Northampton, NN1 1RS
453 Firth Park Road, Sheffield, S5 6QQ

6. CAPITAL STRUCTURE

As of June 30, 2013, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

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
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There were no material timing differences and therefore no deferred tax asset or liability as of June 30, 2013 and 2012. There was a net operating loss carry forward as of June 30, 2013 of approximately $544,612.

The effective income tax expense for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012
		(Restated)

Current taxes	$0	$0
Deferred taxes	0	0
	$0	$0

8. COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There was no rental expenses during the years ended June 30, 2013 and 2012, respectively.

9. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2013, the Company had net working capital deficiency of $2,334,761 and accumulated deficit of $544,612, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

11. RESTATEMENTS OF FINANCIAL STATEMENTS

On October 29, 2013, the Company’s management concluded that the Company’s audited financial statements for the year ended June 30, 2012 should no longer be replied on.

Specifically, on the consolidated balance sheet, the company’s cash and cash equivalents was overstated by $9 as of June 30, 2012. The company’s trade accounts receivable was understated by $2,039 as of June 30, 2012. The company’s other receivables was understated by $38,238 as of June 30, 2012. The company’s other assets was overstated by $40,343 as of June 30, 2012. The company’s net land and building was overstated by $117,581, and not separately present the amount of the property, plant, and equipment, land, and accumulated depreciation as of June 30, 2012. The company’s investments account was overstated by $2 as of June 30, 2012. The company’s current portion of bank loan was overstated by $58,048 as of June 30, 2012. The company’s related party loans payable was understated by $6,165 and classified as long term liabilities instead of short term liabilities, as of June 30, 2012. The company’s accounts payable was overstated by $19,824 as of June 30, 2012. The company’s accruals and deferred income was overstated by $16,995 as of June 30, 2012. The company’s receipt in advance was understated by $10,778 as of June 30, 2012. The company’s noncurrent portion of bank loan was understated by $70,639 as of June 30, 2012. The company’s common stock was understated by $3,138 as of June 30, 2012. The company’s additional paid in capital was understated by $82,568 as of June 30, 2012. The company’s accumulated other comprehensive income (loss) was understated by $764 as of June 30, 2012. The company’s accumulated other comprehensive income was overstated by $196,842 as of June 30, 2012.

On the consolidated statement of income and comprehensive income, the company’s rental income was understated by $ 1,187 for the year ended June 30, 2012. The company’s cost of revenue was understated by $ 80,371 for the year ended June 30, 2012. The company’s general and administrative was overstated by $2,250 for the year ended June 30, 2012. The company’s interest expense was understated by $47,139 for the year ended June 30, 2012. The company’s foreign currency translation adjustment was understated by $740 for the year ended June 30, 2012. The company’s weight average common shares outstanding basic was understated by 31,389,947 shares for the year ended June 30, 2012. The company’s fully diluted was understated by 31,389,947 shares for the year ended June 30, 2012

The following table sets forth all the accounts in the original amounts, restated amounts, and the difference between them, respectively.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Balance Sheets
As of June 30, 2012

	Original	Restated	Difference
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,514	$5,505	$9
Trade accounts receivable	-	2,039	(2,039)
Other receivables	-	38,238	(38,238)
Other Assets	40,343	-	40,343
TOTAL CURRENT ASSETS	45,857	45,782	75

FIXED ASSETS
Property, plant, and equipment	4,389,061	3,948,041	441,020
Land	-	436,580	(436,580)
Accumulated depreciation	-	(113,141)	113,141
Net Land and Buildings	4,389,061	4,271,480	117,581
Investments	2	-	2
Total Fixed Assets	4,389,063	4,271,480	117,583

TOTAL ASSETS	$4,434,920	$4,317,262	$117,658

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$165,091	$107,043	$58,048
Loans payable - related party	-	2,211,080	(2,211,080)
Accounts payable	60,695	40,871	19,824
Accurals and deffered income	16,995	-	16,995
Receipt in advance	-	10,778	(10,778)
TOTAL CURRENT LIABILITIES	242,781	2,369,772	(2,126,991)

LONG-TERM LIABILITIES
Loans payable - related party	2,204,915	-	2,204,915
Bank loans - non current portion	1,955,302	2,025,941	(70,639)
TOTAL LONG-TERM LIABILITIES	4,160,217	2,025,941	2,134,276

TOTAL LIABILITIES	4,402,998	4,395,713	7,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-	-
as of June 30, 2013 and 2012, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares,	1	3,139	(3,138)
issued and outstanding as of June 30, 2013 and 2012, respectively)
Additional paid in capital	2	82,570	(82,568)
Accumulated other comprehensive income (loss)	-	764	(764)
Retained earnings	31,918	(164,924)	196,842
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	31,921	(78,451)	110,372

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,434,920	$4,317,262	$117,658

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2013 AND 2012
(Expressed in USD)

CenturyTouch Ltd Inc. and subsidiary
Audited Consolidated Statements of Income and Comprehensive Income
For the Years ended June 30, 2012

	Original	Restated	Difference

Revenues
Rental income	$144,538	$145,725	$(1,187)
Cost of revenues	-	80,371	(80,371)
Gross profits	144,538	65,354	79,184

Operating expenses
General and administrative	73,089	70,839	2,250
Total Operating Expenses	73,089	70,839	2,250

Income from operations	71,449	(5,485)	76,934

Other income (expenses)
Interest expenses	(75,662)	(122,801)	47,139
Total other income (expense)	(75,662)	(122,801)	47,139

(Loss) income before income taxes	(4,213)	(128,286)	124,073

Income taxes	-	-	-

Net (loss) income	$(4,213)	$(128,286)	$124,073

Other comprehensive income
Foreign currency translation adjustment	-	740	(740)

Comprehensive income	$(4,213)	$(127,546)	$123,333
Earnings per common share
Basic	$(79)	**	N/A

Fully diluted	$(79)	**	N/A

Weighted average common shares outstanding
Basic	53	31,390,000	(31,389,947)

Fully diluted	53	31,390,000	(31,389,947)

** Less than $.01