Form 10-Q
period 2013-09-30
Centurytouch Ltd
filed 2014-01-17
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

CenturyTouch Ltd, Inc.
(Name of small business issuer in its charter)

Delaware	6500	46-1585936
(State or other Employer jurisdiction ofIdentification incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Number)

Eric YK Wong
Chief Executive Officer
Stanton House
31 Westgate
Grantham NG31 6LX
Tel: 01476 591111
(Address and telephone number of registrant's principal executive offices and principal place of business)

Please send a copy of all correspondence to:
Jillian Ivey Sidoti, Esq
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 15, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Balance Sheets
As of September 30, 2013 and June 30, 2013

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,035	$50,164
Other Assets	7,057	6,634
Other Assets - related expense	25,035	15,877
TOTAL CURRENT ASSETS	48,127	72,675

FIXED ASSETS
Property, plant, and equipment	4,072,393	3,828,221
Land	450,331	423,330
Accumulated depreciation	(279,870)	(232,212)
NET FIXED ASSETS	4,242,854	4,019,339

TOTAL ASSETS	$4,290,981	$4,092,014

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$73,351	$65,429
Loans payable - related party	2,528,679	2,383,413
Accounts payable	20,755	24,023
TOTAL CURRENT LIABILITIES	2,622,785	2,472,865

LONG-TERM LIABILITIES
Bank loans - non current portion	2,052,159	1,949,882
TOTAL LONG-TERM LIABILITIES	2,052,159	1,949,882

TOTAL LIABILITIES	4,674,944	4,422,747

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
as of September 30, 2013 and June 30, 2013, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares,	3,139	3,139
issued and outstanding as of September 30, 2013 and June 30, 2013, respectively)
Additional paid in capital	230,253	199,671
Accumulated other comprehensive income (loss)	(11,353)	11,069
Retained earnings	(606,002)	(544,612)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(383,963)	(330,733)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,290,981	$4,092,014

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Operation and Comprehensive Income
For the three months ended September 30, 2013 and 2012

	For the three months ended
	September 30, 2013	September 30, 2012

Revenues
Rental income	$78,260	$55,149
Cost of revenues	36,705	38,483
Gross profits	41,555	16,666

Operating expenses
General and administrative	44,749	36,439
Total Operating Expenses	44,749	36,439

Income from operations	(3,194)	(19,773)

Other income (expenses)
Interest expenses	(58,196)	(63,998)
Total other income (expense)	(58,196)	(63,998)

(Loss) income before income taxes	(61,390)	(83,771)

Income taxes	-	-

Net (loss)	$(61,390)	$(83,771)

Other comprehensive income
Foreign currency translation adjustment	(22,422)	(3,450)

Comprehensive income	$(83,812)	$(87,221)
Earnings per common share
Basic	**	**

Fully diluted	**	**

Weighted average common shares outstanding
Basic	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Cash Flows
For the three months ended September 30, 2013 and 2012

	For the three months ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(61,390)	(83,771)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	31,491	32,094
Imputed interest	30,582	28,701
Changes in operating assets and liabilities:
Trade accounts receivable	-	2,055
Other receivables	-	38,537
Prepaid Expense	(7,809)	-
Accounts payable	(4,601)	(41,191)
Other payables and accrued liabilities	-	(5,913)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(11,727)	(29,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	-
Purchase of land	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(17,584)	(12,385)
(Repayments to) proceeds from related party loans	(6,475)	39,372
Contributions from shareholders	-	81
NET CASH PROVIDED BY FINANCING ACTIVITIES	(24,059)	27,068

Foreign currency adjustment	1,657	107

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,129)	(2,313)

CASH AND CASH EQUIVALENTS:
Beginning of period	50,164	5,505

End of period	$16,035	$3,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarters ended for:
Interest	$27,614	$35,297
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$-

See accompanying notes to financial statements.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Expressed in USD)
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended June 30, 2013 and 2012 thereto contained in the registration statement in Form S-11.

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	September 30, 2013	June 30, 2013
Cost:
Rental properties – commercial and residential	$4,052,979	$3,809,971
Land	450,331	423,330
Furniture and fixture	19,414	18,250
Total	4,522,724	4,251,551
Accumulated depreciation	(279,870)	(232,212)
Net	$4,242,854	$4,019,339

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the periods ended September 30, 2013 and 2012, respectively.

During the periods ended September 30, 2013 and 2012, the Company had depreciation expenses of $31,491 and $32,094, respectively, included in cost of revenues.

5. NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,528,679 and $2,383,413 as of September 30, 2013 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $30,582 and $28,701 during the periods ended September 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

6. NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of September 30, 2013 and June 30, 2013:

	As of
	September 30, 2013	June 30, 2013
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,125,510	2,015,311
Total notes payable	$2,125,510	$2,015,311
Less: Current portion of notes payable	(73,351)	(65,429)
Total long-term notes payable	$2,052,159	$1,949,882

* LIBOR = London Interbank Offered Rate

The mortgage finance with Aldermore Bank PLC commenced on February of 2012 and secured by the following properties with total book value of approximately $3,593,224 as of September 30, 2013.

240 Derby Road, Nottingham, NG7 1NX
27-29 Westgate & 61-63 Welby Street, Grantham, Lincolnshire, NG34 6LX
310, 312, 314, & 343 Carlton Hill, Nottingham, NG4 1JE
53 High Street, King’s Lynn, Norfolk, PE30 1BE
62 Gold Street, Northampton, NN1 1RS
453 Firth Park Road, Sheffield, S5 6QQ

7. CAPITAL STRUCTURE

As of September 30, 2013, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There were no material timing differences and therefore no deferred tax asset or liability as of September 30, 2013 and June 30, 2013. There was a net operating loss carry forward as of September 30, 2013 of approximately $606,002.

The effective income tax expense for the periods ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Current taxes	$0	$0
Deferred taxes	0	0
	$0	$0

9. COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the periods ended September 30, 2013 and 2012, respectively.

10. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2013, the Company had net working capital deficiency of $2,574,658 and accumulated deficit of $606,002, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Background Overview

CenturyTouch Ltd, Inc., a Delaware company, was incorporated in the State of Delaware in August 2010. We were previously Kallisto Ventures, Inc. In April 2012, we merged, in a share exchange agreement with CenturyTouch Limited, a British private company. The name of the Company was changed to CenturyTouch Ltd and Dr. Eric Wong became our CEO. We currently own all of the assets of CenturyTouch Limited and owned eight (8) various properties throughout the Midlands area of England. We plan to continue purchasing residential and commercial properties throughout the world for rental. Specifically, we look to purchase properties in England, Malaysia, and Australia. Our properties currently carry debt of up to 50% of the appraised or purchase value of the property with one bank, Aldermore Bank who holds a first position interest in the properties with the exception of our Bridge Street property which is owned free of encumbrances

We believe that rental income and loans from our officer will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations for the Quarter ending September 30, 2013

Assets

At September 30, 2013 we had $16,035 in cash and $4,242,854 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

For the three months ended September 30, 2013, we generated $78,260 in rental income compared to $55,149 for the three months ended September 30, 2012. We also recognized $36,705 in cost of revenues for the three months ended September 30, 2013 compared to cost of revenues in amount of $38,483 for the three months ended September 30, 2012.

Operating Expense

Total operating expenses for the three ended September 30, 2013 were $44,749 compared to expenses of $36,439 for the three ended September 30, 2012. The increase was due mostly to our expenses related to our S-11 registration statement.

Interest Expense

For the three months ended September 30, 2013, we recognized $58,196 in interest expense, consisting of the interest of $27,614 paid on the mortgages on our real properties, and interest of $30,582 imputed on related parties’ loan. Comparatively, we recognized $63,998 in interest expense for the three months ended September 30, 2012, consisting of the interest of $35,297 paid on the mortgages on our real properties, and interest of $28,701 imputed on related parties’ loan.

Net Loss

Net loss for the three ended September 30, 2013 was $(61,390) compared to net loss of $(83,771) for the three months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had $16,035 in cash.

Long Term Liabilities

We have bank loans on our properties totaling $2,125,510, of which $73,351 payable within one year. We also have $2,528,679 owed to related parties and due on demand. The funds were borrowed from our President, Dr. Eric Wong and were to fund our purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement with Mr. Wong. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $30,582 and $28,701 during the periods ended September 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2013 there have been no significant changes in our critical accounting policies

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement. During the three months ended September 30, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company had $16,035 in cash as of September 30, 2013. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of September 30, 2013, the Company had net working capital deficiency of $2,574,658 and accumulated deficit of $606,002, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,528,679 and $2,383,413 as of September 30, 2013 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $30,582 and $28,701 during the periods ended September 30, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer as of September 30, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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