Form 10-Q
period 2013-12-31
Centurytouch Ltd
filed 2014-05-21
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Jillian Ivey Sidoti, Esq
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
PHONE 323-799-1342
jillian@jilliansidoti.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 20, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED December 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Balance Sheets
As of December 31, 2013 and June 30, 2013

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,322	$50,164
Other Assets	7,229	6,634
Other Assets - related parties	40,829	15,877
TOTAL CURRENT ASSETS	54,380	72,675

FIXED ASSETS
Property, plant, and equipment	4,171,824	3,828,221
Land	461,326	423,330
Accumulated depreciation	(320,352)	(232,212)
NET FIXED ASSETS	4,312,798	4,019,339

TOTAL ASSETS	$4,367,178	$4,092,014

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$65,423	$65,429
Loans payable - related party	2,641,654	2,383,413
Accounts payable	10,220	24,023
TOTAL CURRENT LIABILITIES	2,717,297	2,472,865

LONG-TERM LIABILITIES
Bank loans - non current portion	2,095,793	1,949,882
TOTAL LONG-TERM LIABILITIES	2,095,793	1,949,882

TOTAL LIABILITIES	4,813,090	4,422,747

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
as of December 31, 2013 and June 30, 2013, respectively)
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares,	3,139	3,139
issued and outstanding as of December 31, 2013 and June 30, 2013, respectively)
Additional paid in capital	262,762	199,671
Accumulated other comprehensive income (loss)	(23,166)	11,069
Retained earnings	(688,647)	(544,612)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(445,912)	(330,733)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,367,178	$4,092,014

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Operation and Comprehensive Income
For the three and six months ended December 31, 2013 and 2012

	For the Three months ended		For the Six months ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenues
Rental income	$76,824	$63,559	$155,084	$118,708
Cost of revenues	38,155	40,139	74,860	78,622
Gross profits	38,669	23,420	80,224	40,086

Operating expenses
General and administrative	57,547	39,063	102,296	75,502
Total Operating Expenses	57,547	39,063	102,296	75,502

Income from operations	(18,878)	(15,643)	(22,072)	(35,416)

Other income (expenses)
Interest expenses	(63,767)	(61,823)	(121,963)	(125,821)
Total other income (expense)	(63,767)	(61,823)	(121,963)	(125,821)

(Loss) income before income taxes	(82,645)	(77,466)	(144,035)	(161,237)

Income taxes	—	—	—	—

Net (loss)	$(82,645)	$(77,466)	$(144,035)	$(161,237)

Other comprehensive income
Foreign currency translation adjustment	(11,813)	(1,587)	(34,235)	(5,037)

Comprehensive income	$(94,458)	$(79,053)	$(178,270)	$(166,274)

Earnings per common share
Basic	**	**	**	$(0.01)

Fully diluted	**	**	**	$(0.01)

Weighted average common shares outstanding
Basic	31,390,000	31,390,000	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000	31,390,000	31,390,000

** Less than $.01

See accompanying notes to financial statements.

Unaudited Consolidated Statements of Cash Flows
For the six months ended December 31, 2013 and 2012

	For the six months ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(144,035)	(161,237)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	64,358	64,683
Imputed interest	63,091	58,079
Changes in operating assets and liabilities:
Trade accounts receivable	—	2,071
Other receivables	—	38,835
Prepaid Expense	(22,499)	(41,509)
Accounts payable	(15,262)	—
Other payables and accrued liabilities	—	41,380
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(54,347)	2,302

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(33,451)	(27,121)
(Repayments to) proceeds from related party loans	42,381	37,998
Contributions from shareholders	—	81
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,930	10,958

Foreign currency adjustment	1,575	478

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,842)	13,738

CASH AND CASH EQUIVALENTS:
Beginning of period	50,164	5,505

End of period	$6,322	$19,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarters ended for:
Interest	$58,872	$67,742
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$—	$—

See accompanying notes to financial statements.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
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

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4.            OTHER ASSETS – RELATED PARTIES

As of December 31, 2013, the balance in other assets – related parties was $40,829. The Company received services in connection with its daily operations from the companies owned by Mr. Eric Wong, the Company’s President and Chief Executive Officer. Other Assets – related parties is to record the prepayments the Company made for these services.

5.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	December 31, 2013	June 30, 2013
Cost:
Rental properties – commercial and residential	$4,151,936	$3,809,971
Land	461,326	423,330
Furniture and fixture	19,888	18,250
Total	4,633,150	4,251,551
Accumulated depreciation	(320,352)	(232,212)
Net	$4,312,798	$4,019,339

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the periods ended December 31, 2013 and 2012, respectively.

During the periods ended December 31, 2013 and 2012, the Company had depreciation expenses of $64,358 and $64,683, respectively, included in cost of revenues.

6.            NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,641,654 and $2,383,413 as of December 31, 2013 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $63,091 and $58,079 during the periods ended December 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

7.            NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of December 31, 2013 and June 30, 2013:

	As of
	December 31, 2013	June 30, 2013
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,161,216	2,015,311
Total notes payable	$2,161,216	$2,015,311
Less: Current portion of notes payable	(65,423)	(65,429
Total long-term notes payable	$2,095,793	$1,949,882

* LIBOR = London Interbank Offered Rate

The mortgage finance with Aldermore Bank PLC commenced on February of 2012 and secured by the following properties with total book value of approximately $3,652,627 as of December 31, 2013.

240 Derby Road, Nottingham, NG7 1NX
27-29 Westgate & 61-63 Welby Street, Grantham, Lincolnshire, NG34 6LX
310, 312, 314, & 343 Carlton Hill, Nottingham, NG4 1JE
53 High Street, King’s Lynn, Norfolk, PE30 1BE
62 Gold Street, Northampton, NN1 1RS
453 Firth Park Road, Sheffield, S5 6QQ

8.            CAPITAL STRUCTURE

As of December 31, 2013, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

9.            INCOME TAXES

United States

The Company was incorporated under the laws of the State of Delaware and is subject to U.S. tax. No provisions for income taxes had been made as the Company had no taxable income for the years presented.

United Kingdom

The Company’s subsidiary is located in United Kingdom, which is subject to United Kingdom corporate tax. Provisions for corporate taxes had been accrued.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There were no material timing differences and therefore no deferred tax asset or liability as of December 31, 2013 and June 30, 2013. There was a net operating loss carry forward as of December 31, 2013 of approximately $688,647.

The effective income tax expense for the periods ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Current taxes	$0	$0
Deferred taxes	0	0
	$0	$0

10.          COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the periods ended December 31, 2013 and 2012, respectively.

11.          GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2013, the Company had net working capital deficiency of $2,662,917 and accumulated deficit of $688,647, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

12.          SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Background Overview

CenturyTouch Ltd, Inc. a Delaware company, was incorporated in the State of Delaware in August 2010. We were previously Kallisto Ventures, Inc. In April 2013, we merged, in a share exchange agreement with CenturyTouch Limited, a British private company. The name of the Company was changed to CenturyTouch Ltd and Dr. Eric Wong became our CEO. We currently own all of the assets of CenturyTouch Limited and owned eight (8) various properties throughout the Midlands area of England. We plan to continue purchasing residential and commercial properties throughout the world for rental. Specifically, we look to purchase properties in England, Malaysia, and Australia. Our properties currently carry debt of up to 50% of the appraised or purchase value of the property with one bank, Aldermore Bank who holds a first position interest in the properties with the exception of our Bridge Street property which is owned free of encumbrances.

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

Results of Operations for the Quarter ending December 31, 2013

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

For the three months ended December 31, 2013, we generated $76,824 in rental income. We also recognized $36,705 in cost of revenues for the three months ended December 31, 2013. Our revenues were derived from the rental income of our properties. The cost of revenues was a result of maintenance (labor and materials) on our properties, depreciation, and other costs associated with generating our rental income. Total operating expenses for the three months ended December 31, 2013 were $57,547. Net loss for the three months ended December 31, 2013 was $(82,645).

For the fiscal year ended June 30, 2013 we generated revenues of $238,765 and cost of revenues of $153,408 resulting in gross profit of $85,357. The cost of revenues was a result of maintenance (labor and materials) on our properties, depreciation, and other costs associated with generating our rental income. During this time, we incurred operating expenses of $217,812, which included general and administrative costs, and interest expenses of $247,233 resulting in a net loss of $379,688. We believe that rental income and loans from our officer will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the quarter ending December 31, 2013

Assets

At December 31, 2013 we had $6,322 in cash and $4,312,798 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

For the three months ended December 31, 2013, we generated $76,824 in rental income compared to $63,559 for the three months ended December 31, 2012. We also recognized $38,155 in cost of revenues for the three months ended December 31, 2013 compared to cost of revenues in amount of $40,139 for the three months ended December 31, 2012.

Operating Expense

Total operating expenses for the three ended December 31, 2013 were $57,547 compared to expenses of $39,063 for the three ended December 31, 2012. The increase was due mostly to our expenses related to our S-11 registration statement.

Interest Expense

For the three months ended December 31, 2013, we recognized $63,767 in interest expense, consisting of the interest of $22,938 paid on the mortgages on our real properties, and interest of $40,829 imputed on related parties’ loan. Comparatively, we recognized $61,823 in interest expense for the three months ended December 31, 2012, consisting of the interest of $3,744 paid on the mortgages on our real properties, and interest of $58,079 imputed on related parties’ loan.

Net Loss

Net loss for the three months ended December 31, 2013 was $(82,645) compared to net loss of $(77,466) for the three months ended December 31, 2012.

Long Term Liabilities

We have bank loans on our properties totaling $2,125,510, of which $73,351 payable within one year. We also have $2,528,679 owed to related parties and due on demand. The funds were borrowed from our President, Dr. Eric Wong and were to fund our purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement with Mr. Wong. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $63,091 and $58,079 during the periods ended December 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

Liquidity and Capital Resources

The Company had $6,322 in cash as of December 31, 2013. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of December 31, 2013, the Company had net working capital deficiency of $2,662,917 and accumulated deficit of $668,647, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,528,679 and $2,383,413 as of December 31, 2013 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $30,582 and $28,701 during the periods ended December 31, 2013 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive Officer and Chief Financial Officer as of December 31, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of December 31, 2013, that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

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

CENTURYTOUCH LTD, INC.

Date: May 20, 2014	By:	/s/ Dr. Y.K. Wong
Dr. Y.K. Wong
President and Director
(Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Dr. Y.K. Wong
Dr. Y.K. Wong
Treasurer and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)