Form 10-Q
period 2014-03-31
Centurytouch Ltd
filed 2014-05-22
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At May 20, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

CENTURYTOUCH LTD, INC.
INDEX TO FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2013 and March 31, 2014	F-1

	Statements of Operations for the three and nine months ended March 31, 2014 and March 31, 2013	F-2

	Statements of Cash Flows for the period ended June 30, 2013 and March 31, 2014	F-3

	Notes to Financial Statements	F-4 to F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults upon senior securities	8

Item 4.	Submissions of matters to a vote of securities holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CenturyTouch Ltd Inc. and subsidiary
Consolidated Balance Sheets
As of March 31, 2014 and June 30, 2013

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,187	$50,164
Other assets	7,273	6,634
Prepaid expense - related parties	37,383	15,877
TOTAL CURRENT ASSETS	45,843	72,675

FIXED ASSETS
Property, plant, and equipment	4,197,248	3,828,221
Land	464,138	423,330
Accumulated depreciation	(355,423)	(232,212)
NET FIXED ASSETS	4,305,963	4,019,339

TOTAL ASSETS	$4,351,806	$4,092,014

LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$68,697	$65,429
Loans payable - related party	2,656,278	2,383,413
Accounts payable	14,228	24,023
TOTAL CURRENT LIABILITIES	2,739,203	2,472,865

LONG-TERM LIABILITIES
Bank loans - non current portion	2,088,517	1,949,882
TOTAL LONG-TERM LIABILITIES	2,088,517	1,949,882

TOTAL LIABILITIES	4,827,720	4,422,747

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) / EQUITY
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and June 30, 2013, respectively)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 31,390,000 shares, issued and outstanding as of March 31, 2014 and June 30, 2013, respectively)	3,139	3,139
Additional paid in capital	295,265	199,671
Accumulated other comprehensive income (loss)	(24,847)	11,069
Retained earnings	(749,471)	(544,612)
TOTAL STOCKHOLDERS' (DEFICIT) / EQUITY	(475,914)	(330,733)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY	$4,351,806	$4,092,014

See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Operation and Comprehensive Income
For the three and nine months ended March 31, 2014 and 2013

	For the Three months ended		For the Nine months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues
Rental income	$78,792	$49,874	$233,876	$168,458
Cost of revenues	39,420	35,701	114,280	114,638
Gross profits	39,372	14,173	119,596	53,820

Operating expenses
General and administrative	36,632	36,250	138,928	105,757
Total Operating Expenses	36,632	36,250	138,928	105,757

Income from operations	2,740	(22,077)	(19,332)	(51,937)

Other income (expenses)
Interest expenses	(63,564)	(59,482)	(185,527)	(184,974)
Total other income (expense)	(63,564)	(59,482)	(185,527)	(184,974)

(Loss) income before income taxes	(60,824)	(81,559)	(204,859)	(236,911)

Income taxes	-	-	-	-

Net (loss)	$(60,824)	$(81,559)	$(204,859)	$(236,911)

Other comprehensive income
Foreign currency translation adjustment	(1,681)	1,477	(35,916)	7,612

Comprehensive income	$(62,505)	$(80,082)	$(240,775)	$(229,299)

Earnings per common share
Basic	**	**	**	$(0.01)

Fully diluted	**	**	**	$(0.01)

Weighted average common shares outstanding
Basic	31,390,000	31,390,000	31,390,000	31,390,000

Fully diluted	31,390,000	31,390,000	31,390,000	31,390,000

** Less than $.01
See accompanying notes to financial statements.

CenturyTouch Ltd Inc. and subsidiary
Unaudited Consolidated Statements of Cash Flows
For the nine months ended March 31, 2014 and 2013

	For the nine months ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(204,859)	(236,911)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	97,237	95,505
Imputed interest	95,594	85,836
Changes in operating assets and liabilities:
Trade accounts receivable	-	2,053
Other receivables	-	28,543
Prepaid Expense - related parties	(19,265)	(41,152)
Accounts payable	(11,679)	-
Other payables and accrued liabilities	-	(9,905)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(42,972)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(677)
Purchase of land	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	(677)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) to bank loan	(50,502)	(40,930)
Decrease or (Increase) in registered capital	-
(Repayments to) proceeds from related party loans	41,577	279,132
Contributions from shareholders	-	81
NET CASH PROVIDED BY FINANCING ACTIVITIES	(8,925)	-

Foreign currency adjustment	2,920	(5,889)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,977)	(6,566)

CASH AND CASH EQUIVALENTS:
Beginning of period	50,164	5,505

End of period	$1,187	$(6,566)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarters ended for:
Interest	$89,935	$99,138
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Incurrence of bank note payable for purchase of building	$-	$-

See accompanying notes to financial statements.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
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

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4.           OTHER ASSETS – RELATED PARTIES

As of March 31, 2014, the balance in other assets – related parties was $37,383. The Company received services in connection with its daily operations from the companies owned by Mr. Eric Wong, the Company’s President and Chief Executive Officer. Other Assets – related parties is to record the prepayments the Company made for these services.

5.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	March 31, 2014	June 30, 2013
Cost:
Rental properties – commercial and residential	$4,177,239	$3,809,971
Land	464,138	423,330
Furniture and fixture	20,009	18,250
Total	4,661,386	4,251,551
Accumulated depreciation	(355,423)	(232,212)
Net	$4,305,963	$4,019,339

The value of land is evaluated by the Company periodically to determine the recoverability rather than depreciated over time. No impairments of land were recognized during the periods ended March 31, 2014 and 2013, respectively.

During the periods ended March 31, 2014 and 2013, the Company had depreciation expenses of $97,237 and $95,505, respectively, included in cost of revenues.

6.           NOTES PAYABLE – RELATED PARTIES

The Company had outstanding balances on its notes payable to Eric Y. K. Wong (“Mr. Wong”), the President and majority shareholder of the Company, in amount of $2,656,278 and $2,383,413 as of March 31, 2014 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $95,594 and $85,836 during the periods ended March 31, 2014 and 2013, respectively, were credited to additional paid in capital as shareholder’s contribution.

7.   NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of March 31, 2014 and June 30, 2013:

	As of
	March 31, 2014	June 30, 2013
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,157,214	2,015,311
Total notes payable	$2,157,214	$2,015,311
Less: Current portion of notes payable	(68,697)	(65,429)
Total long-term notes payable	$2,088,517	$1,949,882
______________
* LIBOR = London Interbank Offered Rate

The mortgage finance with Aldermore Bank PLC commenced on February of 2012 and secured by the following properties with total book value of approximately $3,647,004 as of March 31, 2014.

240 Derby Road, Nottingham, NG7 1NX
27-29 Westgate & 61-63 Welby Street, Grantham, Lincolnshire, NG34 6LX
310, 312, 314, & 343 Carlton Hill, Nottingham, NG4 1JE
53 High Street, King’s Lynn, Norfolk, PE30 1BE
62 Gold Street, Northampton, NN1 1RS
453 Firth Park Road, Sheffield, S5 6QQ

8.           CAPITAL STRUCTURE

As of March 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock, par value $.0001 per share, of which 31,390,000 shares issued and outstanding, and was authorized to issue 20,000,000 shares of preferred stock, par value $.0001 per share, none of which issued and outstanding.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There were no material timing differences and therefore no deferred tax asset or liability as of March 31, 2014 and June 30, 2013. There was a net operating loss carry forward as of March 31, 2014 of approximately $749,471.

The effective income tax expense for the periods ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Current taxes	$0	$0
Deferred taxes	0	0
	$0	$0

10.           COMMITMENT AND CONTINGENCIES

Neither does the Company own any property for the use of administration nor does it have any plans to lease any property in the future for such use since the majority workload in administration was outsourced to third parties. There were no rental expenses during the periods ended March 31, 2014 and 2013, respectively.

11.           GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2014, the Company had net working capital deficiency of $2,693,360 and accumulated deficit of $749,471, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

12.           SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-11 registration statement most recently filed. This discussion contains forward-looking statements that involve risks and uncertainties.

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

Results of Operations for the Quarter ending March 31, 2014

Assets

At March 31, 2014 we had $1,187 in cash and $4,305,963 in net fixed assets which included our properties throughout Great Britain, less depreciation.

Revenue

The Company merged in April of 2013 and commenced operations. At that time, we also commenced generating revenues. For the three months ended March 31, 2014, we generated $78,792 in rental income compared to $49,874 for the three months ended March 31, 2013. We also realized $39,420 in cost of revenues for the three months ended March 31, 2014 compared to o the three months ended March 31, 2013 of $35,701. For the nine months ended March 31, 2014, we generated $233,876 in rental income compared to $168,458 for the nine months ended March 31, 2013. We also realized $114,280 in cost of revenues for the nine months ended March 31, 2014 compared to the six months ended March 31, 2013 of $114,638.

Operating Expense

Total operating expenses for the three and nine months ended March 31, 2014 were $36,632 and $138,928 respectively compared to expenses for the three and nine months ended March 31, 2013 of $36,250 and $105,757.

Interest Expense

For the three and nine months ended March 31, 2014, we recognized $63,564 and $185,527 respectively in interest expense which was related to the interest paid on the mortgages on our real properties. For the three and nine months ended March 31, 2013, we recognized $59,482 and $184,974 in interest expense.

Net Loss

Net loss for the three and nine months ended March 31, 2014 was $(60,824) and $(81,559) compared to the three and nine months ended March 31, 2013 of $(81,559) and $(236,991.)

Liquidity and Capital Resources

At March 31, 2014, we had $1,187 in cash.

Long Term Liabilities

We have bank loans on our properties totaling $68,697. We also have $2,656,278 in long term debt owed to related parties. The funds were borrowed from our President, Dr. Eric Wong and were to fund our purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement with Mr. Wong. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $95,594 and $85,836 during the nine months ended March 31, 2014 and 2013, respectively, were credited to additional paid in capital as shareholder’s contribution.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-11 Registration Statement. During the three months ended March 31, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-11 Registration Statement. During the three months ended March 31, 2014 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company had $1,187 in cash as of March 31, 2014. Our financial statements include an explanatory paragraph of our auditor’s uncertainty as to our ability to continue as a going concern. As of March 31, 2014, the Company had net working capital deficiency of $2,693,360 and accumulated deficit of $749,471, and required capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we will need cash for travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

Since our incorporation, we have raised capital through notes from our CEO, Dr. Eric Wong. Dr. Wong has lent the Company $2,656,278 and $2,383,413 as of March 31, 2014 and June 30, 2013, respectively. The funds borrowed from the Company’s President were to fund the Company’s purchase of properties and daily operations. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses of $95,594 and $85,836 during the nine months ended March 31, 2014 and 2013, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive Officer and Chief Financial Officer as of March 31, 2014, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of March 31, 2014, that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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
_____________
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