Form 10-K/A
period 2012-06-30
Centurytouch Ltd
filed 2014-05-23
CIK 1491830

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

December 2014- We will look to expand into the Australian market, especially in Sydney and Melbourne regions. The company will setup subsidiary to buy commercial properties and shops to let, in these 2 cities. Expect to buy at least 5 to 10 shops (in total) in the last quarter of 2014.

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

Our Properties

We acquired our properties on April 24, 2012 which is the same date that we merged with CenturyTouch Ltd in Great Britain. We currently own eight (8) properties, book value of which were approximately $4,019,339 as of June 30, 2012 and have debt on those properties of approximately $2,015,311, collectively, as of June 30, 2012. These values are based on the purchase price less depreciation. One of our properties has no debt and is owned free and clear. All of our properties are encumbered by debt by one bank, Aldermore Bank, with the same terms and conditions:

1.)	Amortized over 20 years
2.)	5.35% + Libor interest rate

Property	Location	Type	Units	Acquisition Date	Occupancy
62 Gold Street	Northampton	Mixed Use Retail and Residential	1	04/24/2012	100%
27-29 Westgate	Grantham	Mixed Use Retail and Residential	8	04/24/2012	100%
453 Firth Park Road	Sheffield	Mixed Use Retail and Residential	2	04/24/2012	100%
310, 312, 314 & 343 Carlton Hill	Nottingham	Mixed Use Retail and Residential	8	04/24/2012	100%
240 Derby Road	Nottingham	Multi-tenant residential	7	04/24/2012	100%
53 High Street	Norfolk	Retail	1	04/24/2012	100%
60-65 Welby Street	Grantham	Mixed Use Retail and Residential	5	04/24/2012	100%
7-11 Bridge Street	Boston	Mixed Use Restaurant and Residential	1	04/24/2012	100%

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

Rental rates for our residential units range between $550 and $850 monthly and we determine the rates using a comparative model where our management company informs us of the then current market rates in the area based on what other comparable units are renting for. Rental rates for our Commercial units range between $1200 and $2000 using the same comparative approach. All of our leases were in place prior to our merger. The average effective rental rate for commercial is approximately $722 per month, for residential is approximately $355 per month.

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

We are currently running on a thin profit margin and may not be able to meet our debt obligations. All of our properties that we own are currently leveraged with bank financing. Even though we are currently experiencing 100% occupancy at all of our properties, this could change and we may not be able to make our mortgage payments since we only have $8,033 in cash. To fully implement our business plan we will require substantial additional funding.

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

As of the date of this prospectus, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

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

Because our books and records are outside of the US and kept by non-US accountants, we have concluded that our internal control over financial reporting is not effective.

Due to our lack of sufficient accounting staff with knowledge or expertise in US GAAP, we have concluded that our internal controls over financial reporting are not effective. Our accounting firm is located in the UK and is registered with the Institute of Chartered Accountants. Our books have been kept in accordance with this and the financial statements are prepared by this same accountant who is some what familiar with US GAAP but are by no means experts.

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

Prior to our merger, we did not generate any revenues. For the fiscal year ended June 30, 2012 we generated revenues of $238,765 and cost of revenues of $153,408 resulting in gross profit of $85,357. Our revenues were derived from the rental income of our properties. The cost of revenues were a result of depreciation expense and commission. During this time, we incurred operating expenses of $217,812, which included general and administrative costs, and interest expenses of $247,233 resulting in a net loss of $379,688. We believe that rental income and loans from our officer will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. We may sell additional shares in a private offering or other offering if we are unable to obtain funds from another source such as a shareholder loan. If sufficient funds cannot be raised, none of the Company’s plans may be implemented. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Results of Operations

For the fiscal years ended June 30, 2011 and June 30, 2012

For fiscal year ended June 30, 2012 due to the income from our 8 properties, we had rental income of $145,725. We incurred $70,839 in administrative expenses, mostly due to management fees related to our rental income. We also incurred $122,801 in interest expense due to loans from our officer, and our mortgages on our properties. This resulted in a net loss for the fiscal year of $128,286. For the fiscal year ended June 30, 2011, due to the income from our 8 properties, we had rental income of $101,052. We incurred $39,244 in administrative expenses, mostly due to management fees related to our rental income. We also incurred $64,391 in interest expense due to loans from our officer, and our mortgages on our properties. This resulted in a net loss for the fiscal year of $36,638. Although our revenues increased by $44,000, our gross profit decreased by approximately $22,000 due to an increase in our cost of revenues. Our cost of revenues was primarily attributable to depreciation expense related to our 8 rental properties.

Our net loss in the year ended June 30, 2012 was $128,286 compared to a loss of $36,638 in the year ended June 30, 2011. This is in large part because of our increase in both administrative and interest expenses. Administrative expenses increase by $31,595 and interest expense increased by $58,410.

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

Liabilities

Our properties are currently secured with debt totaling approximately $107.043 all with one bank, Aldermore Bank. To purchase the properties, our CEO, Dr. Eric Wong, provided us with approximately $2,383,413 to purchase our properties.

Liquidity and Capital Resources

The Company $5,505 in cash as of June 30, 2012. We believe our cash uses will go towards travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Related Party Transactions

Since our incorporation, we have raised capital through notes from our CEO, Dr. Eric Wong. Dr. Wong has lent the company $2,416,593 for the purchase of the property, for merger activities, and for other expenses related to the company and was owed $2,211,080 as of June 30, 2012. There are no formal promissory notes but rather an oral agreement between the President and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. Accordingly, the imputed interest expenses $46,518 and $39,189 during the years ended June 30, 2012 and 2011, respectively, were credited to additional paid in capital as shareholder’s contribution. The Company may elect, with the consent of Dr. Wong, at some date in the future, convert the note into equity of the Company. Currently there is no plan of conversion.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, and concluded that the disclosure controls and procedures were not effective as a whole.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, Management concluded that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this prospectus, and as adjusted giving effect to the sale of 31,390,000 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

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

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

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

The Company had outstanding balances on its notes payable to Dr. Wong our CEO and majority shareholder of the Company, in amount of $2,383,413 and $2,211,080 as of June 30, 2012 and 2012, respectively. The funds borrowed from the Dr. Wong were to fund the Company’s purchase of properties and daily operations. Accordingly, there are no formal promissory notes but rather an oral agreement between the CEO and the Company. The notes are unsecured, due on demand with imputed interest at the rate of 5% per annum. The imputed interest expenses of $117,024 and $46,518 during the years ended June 30, 2012 and 2012, respectively, were credited to additional paid in capital as shareholder’s contribution.

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

Item 14. Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-185670. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTouch Ltd, Inc.

Date: May 22, 2014	By:	/s/ Dr. Y.K. Wong
	Name:	Dr. Y.K. Wong
President and Director (Principal Executive Officer)

Date: May 22, 2014	By:	/s/ Dr. Y.K. Wong
	Name:	Dr. Y.K. Wong
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenturyTouch Ltd, Inc. and its subsidiary as of June 30, 2012 and 2012, and the results of its operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2012 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 11 to the financial statements, the Company restated its consolidated financial statements for the year ended June 30, 2011, which was audited by the predecessor auditor, due to understatement of trade accounts receivable, receipts in advance, noncurrent portion of bank loan, common stock, additional paid in capital, accumulated other comprehensive income (loss), rental income, cost of revenue, interest expense, foreign currency translation adjustment, weighted average common shares outstanding basic, and fully diluted; and overstatement of cash and cash equivalents, other assets, land and building, investments, current portion of bank loan, accounts payable, accruals and deferred income, accumulated other comprehensive income, general and administrative.

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
For the Years ended June 30, 2012 and 2012

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
For the Years ended June 30, 2012 and 2012

See accompanying notes to these financial statements and auditors' report.

CENTURYTOUCH LTD INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2012 AND 2012
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

5.	NOTES PAYABLE

The Company had outstanding balances on its notes payable of the following amounts as of June 30, 2012 and 2011:
	As of
	June 30, 2012	June 30, 2011
Lloyds TSB, interest rate of ___, due on ________ (1)	$0	$701,823
Aldermore Bank PLC, interest rate of 5.35%+LIBOR*, due on December 20, 2031	2,132,984	0
Total notes payable	$2,132,984	$701,823
Less: Current portion of notes payable	(107,043)	(305,127)
Total long-term notes payable	$2,025,941	$396,696
_________
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