Form 10-Q/A
period 2012-12-31
Centurytouch Ltd
filed 2014-05-23
CIK 1491830

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of December 31, 2012, that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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