Form 10-Q/A
period 2013-03-31
Centurytouch Ltd
filed 2014-05-23
CIK 1491830

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

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer as of March 31, 2013, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have material weakness of internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of March 31, 2013, that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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