Form 10-K/A
period 2013-06-30
Centurytouch Ltd
filed 2014-05-23
CIK 1491830

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

At January 16, 2014, there were 31,390,000 shares outstanding of the registrant’s common stock.

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

Liquidity and Capital Resources

The Company had $50,164 in cash as of June 30, 2013. We believe our cash uses will go towards travel costs for Dr. Wong to manage properties (approximately $10,000), capital improvements for our properties (approximately $50,000), and costs associated with general operating expenses including legal, accounting, and other expenses. We estimate that these general costs will be approximately $110,000. Thus we will need to generate cash in order to cover all of our expenses. We do believe that approximately $75,000 will come from our rental income based on our historical financials. The interest payments for the next 12 months (7/1/2013 – 6/30/2014) are $120,184 in total. We are not sure if this will be sufficient to meet our operating requirements for the next 12 months.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were not  effective as a whole.

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

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies . Based on this evaluation, m anagement concluded that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

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